Form 10QSB
period 1995-06-30
ADAMS JOHN LIFE CORP
filed 1995-08-10
CIK 773727

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ___________

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from _____________to_____________

                         Commission file number 0-13969


                          JOHN ADAMS LIFE CORPORATION
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

         California                               95-4081667
-------------------------------            -------------------------
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)              Identification No.)


      11845 W. Olympic Boulevard, Suite 905, Los Angeles, California 90064
      --------------------------------------------------------------------
                    (Address of principal executive offices)

                           Issuer's telephone number:
                                 (310) 444-5252

Former Address:  Not Applicable

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes   x        No
                     -----         -----

         The number of shares outstanding of the issuer's common stock (no par value) as of August 8, 1995, was 2,864,700.

         Transitional Small Business Disclosure Format (check one):

                 Yes            No   x
                     -----         -----

                          JOHN ADAMS LIFE CORPORATION
                                  FORM 10-QSB
                                 JUNE 30, 1995


                                    INDEX

                                                                                           PAGE NO.
PART 1.  FINANCIAL INFORMATION

         Item 1.  Financial Statements


         Consolidated Balance Sheet - June 30, 1995
         (Unaudited)                                                                          3

         Consolidated Statements of Operations -
         Three and six months ended June 30, 1995 and
         1994 (Unaudited)                                                                     5

         Consolidated Statements of Cash Flows -
         Six months ended June 30 1995 and 1994
         (Unaudited)                                                                          6

         Notes to Consolidated Financial Statements
         (Unaudited)                                                                          7


         Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations                                                               10


PART II.  OTHER INFORMATION                                                                  12

PART I.  ITEM 1.  FINANCIAL INFORMATION



                  JOHN ADAMS LIFE CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEET--JUNE 30, 1995

                                     ASSETS
                                  (UNAUDITED)



CASH AND INVESTMENTS

  Cash.................................................     $   316,283

  Bonds:

    Available for sale, at market value
    (amortized cost of $7,656,427).....................       7,472,761


    Trading, at market value
    (amortized cost of $2,114,478).....................       2,059,370


  Policy loans, net of unearned interest of $229,699...       6,331,485
                                                            -----------
                                                             16,179,899

REINSURANCE RECOVERABLE................................       3,535,160

ACCOUNTS RECEIVABLE, net of an allowance for doubtful
    accounts of $ -0- .................................          18,231


ACCRUED INVESTMENT INCOME .............................         118,998


OTHER ASSETS, net .....................................         471,412


DEFERRED ACQUISITION COSTS, less reimbursement of
    deferred acquisition costs due to reinsurance......       3,623,068
                                                            -----------
      Total assets ....................................     $23,946,768
                                                            ===========





        The accompanying notes are an integral part of these statements.

                  JOHN ADAMS LIFE CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEET--JUNE 30, 1995

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                  (UNAUDITED)



LIABILITIES:

POLICY LIABILITIES
  Future life and other policy benefits.............       $16,267,573

  Deferred revenue .................................           704,644
                                                           -----------
                                                            16,972,217


DUE TO REINSURERS ..................................         1,514,091

OTHER LIABILITIES ..................................           121,898
                                                           -----------
                                                            18,608,206
                                                           -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value--
    Authorized--5,000,000 shares; no shares
      outstanding...................................               -
  Common stock, no par value--
    Authorized--15,000,000 shares
    Issued--2,864,700 shares........................         6,254,547

  Net unrealized holding loss on bonds available
    for sale........................................          (260,296)

  Retained earnings.................................          (618,189)
                                                           -----------
                                                             5,376,062
  Unearned restricted stock compensation............           (37,500)
                                                           -----------
                                                             5,338,562
                                                           -----------
    Total liabilities and shareholders' equity......       $23,946,768
                                                           ===========





        The accompanying notes are an integral part of these statements.

                  JOHN ADAMS LIFE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                          Three Months Ended                         Six Months Ended
                                                               June 30,                                  June 30,
                                                    -----------------------------              -----------------------------
                                                       1995               1994                    1995               1994
                                                    ----------         ----------              ----------         ----------
REVENUES:
   Premiums and other considerations...........     $  426,842         $  421,736              $  740,075         $  761,475
   Premiums ceded..............................       (189,673)          (224,806)               (336,678)          (382,647)
                                                    ----------         ----------              ----------         ----------
   Net Premiums and other considerations.......        237,169            196,930                 403,397            378,828
   Interest on policy loans....................        132,734            191,238                 246,039            368,728
   Investment income, net......................        172,414            198,198                 348,851            390,347
   Net realized investment gains (losses)......         (1,266)               205                  (5,402)            19,925
   Net change in unrealized holding losses on
     bonds held for trading....................         52,197            (26,057)                118,597           (157,776)
                                                    ----------         ----------              ----------         ----------
                                                       593,248            560,514               1,111,482          1,000,052
                                                    ----------         ----------              ----------         ----------
BENEFITS AND EXPENSES:
   Decrease in liabilities for
     future policy benefits (net of
       deposit increase of $840,153
          and $103,843 for June 30, 1995
             and 1994, respectively)..........        (150,180)          (129,079)               (243,753)          (134,885)
                                                    ----------         ----------              ----------         ----------
   Benefits incurred .........................         394,025            298,074                 668,917            489,099
   Reinsurance recoveries.....................          (2,764)            (8,994)                (19,241)           (19,216)
                                                    ----------         ----------              ----------         ----------
   Net benefits incurred......................         391,261            289,080                 649,676            469,883
   Interest on policyholders'
     accumulation accounts....................         104,397            131,429                 204,711            259,982
   Operating costs and expenses...............         218,860            242,552                 543,810            456,393
   Amortization of deferred
     acquisition costs .......................          54,692             13,517                  (1,735)            43,966
                                                    ----------         ----------              ----------         ----------
                                                       619,030            547,499               1,152,709          1,095,339
                                                    ----------         ----------              ----------         ----------
   Income (loss) before provision for
     income taxes.............................         (25,782)            13,015                 (41,227)           (95,287)

PROVISION FOR INCOME TAXES....................           -                  -                       -                  -
                                                    ----------         ----------              ----------         ----------
     Net income (loss)........................      $  (25,782)        $   13,015              $  (41,227)        $  (95,287)
                                                    ==========         ==========              ==========         ==========

Net income (loss) per share...................      $    (0.01)        $     0.01              $    (0.01)        $    (0.03)
                                                    ==========         ==========              ==========         ==========

Average number of shares                             2,864,700          2,864,700               2,864,700          2,864,700


        The accompanying notes are an integral part of these statements.

                  JOHN ADAMS LIFE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              SIX MONTHS ENDED JUNE 30, 1995 AND 1994 (UNAUDITED)

                                                                          1995                       1994
                                                                       ----------                 ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss................................................          $  (41,227)                $  (95,287)

     Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

       Net realized investment (gains) losses................               5,402                    (19,925)
       Net change in unrealized investment losses............            (118,597)                   157,776
       Net amortization of investment premiums and discounts.                 (58)                    (1,871)
       Increase in policy loans, net.........................             (12,763)                  (338,753)
       (Increase) decrease in reinsurance receivable.........           2,126,787                   (582,257)
       (Increase) decrease in accounts receivable, net.......               1,716                     (1,150)
       Decrease in other assets, net.........................             264,313                    269,293
       Increase in deferred acquisition costs
         before effect of unrealized bond losses.............            (214,632)                  (200,428)
       (Increase) decrease in accrued investment income......              54,571                       (570)
       Increase (decrease) in policy liabilities.............          (2,226,081)                   572,691
       Amortization of unearned restricted stock compensation              18,750                     18,750
       Increase (decrease) in due to reinsurers..............          (1,521,898)                   319,867
       Increase (decrease) in other liabilities..............            (346,374)                    12,630
                                                                       ----------                 ----------
       Net cash (used in) provided by operating activities...          (2,010,091)                   110,766
                                                                       ----------                 ----------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Securities available for sale:
       Purchases of investments..............................          (1,653,486)                (3,002,589)
       Sales, maturities and repayments of principal on
         investments.........................................           2,768,606                  2,661,887
     Securities held for trading:
       Purchases of investments..............................                -                          -
       Sales, maturities and repayments of principal on
         investments.........................................              23,599                       -
                                                                       ----------                 ----------
     Net cash (used in) provided by investing activities.....           1,138,719                   (340,702)
                                                                       ----------                 ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Policyholder fund receipts..............................             792,654                      1,762
                                                                       ----------                 ----------
     Net cash used in financing activities...................             792,654                      1,762
                                                                       ----------                 ----------

DECREASE IN CASH.............................................             (78,718)                  (228,174)
CASH, BEGINNING OF YEAR......................................             395,001                    403,843
                                                                       ----------                 ----------
CASH, END OF QUARTER.........................................          $  316,283                 $  175,669
                                                                       ==========                 ==========


        The accompanying notes are an integral part of these statements.

                  JOHN ADAMS LIFE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995
                                  (UNAUDITED)


Summary of significant accounting policies

     Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal accruals) considered necessary for a fair presentation have been included. In addition, these accounting principles differ in certain material respects from the accounting practices prescribed by various insurance regulatory authorities. The results of operations for the three months and six months ended June 30, 1995, are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1994, contained in the Company's 1994 Annual Report to Shareholders. Certain items have been reclassified to conform to the current year's presentation.

     Premium revenue and related expenses

Premiums for traditional life insurance products are recorded as earned when due. Benefits and expenses are associated with earned premiums in order to recognize profits over the contract terms in proportion to premiums earned. This association is accomplished by the provision of a reserve for future policy benefits and the deferral and subsequent amortization of policy acquisition costs. The reserve for future policy benefits and the amortization of deferred acquisition costs for traditional life insurance products are computed using the net level premium method based on estimated future investment yield, mortality and withdrawals.

Revenues for interest sensitive life policies and investment products consist of mortality charges for the cost of insurance, policy administration fees and surrender charges assessed to policy account balances.

     Deferred revenue

Deferred revenue represents the excess of premiums collected from policyholders over the cost of providing insurance. This profit is amortized into income over the life of the related insurance policy.

     Deferred acquisition costs

The costs of acquiring new business, principally commissions paid to agents and other related policy issuance costs, are capitalized and amortized over the policy term in proportion to related premium income for traditional life insurance products and for interest sensitive life-type and investment contracts over the estimated lives of the contracts in relation to the present value of the estimated gross profits, which are comprised of net interest income, net realized investment gains and losses, surrender charges, mortality margins and policy administration fees and expenses. Amounts received from reinsurers representing reimbursements of the costs of acquiring new business are deferred and recognized over the policy term in proportion to related premiums paid to reinsurers.

Deferred acquisition costs, net of accumulated amortization at June 30, 1995, are summarized as follows:


         Total amount capitalized..............   $ 5,116,048
         Reimbursement due to reinsurance......    (1,492,980)
                                                  -----------
                                                  $ 3,623,068
                                                  ===========

     Bonds

Bonds available for sale are carried at aggregate market value, with net unrealized holding losses charged directly to shareholders' equity. The change in net unrealized holding loss on bonds available for sale charged to shareholders' equity was $260,296 for the six months ended June 30, 1995.
Bonds held for trading are carried at aggregate market value with net changes in unrealized losses charged to earnings. Realized gains and losses on the sale of bonds are recognized in operations at the date of sale and are determined using the specific cost identification method, in accordance with the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

     Policy loans

Policy loans are recorded at the unpaid balance, less interest collected in advance. Interest on policy loans is recognized using the effective interest method.

    Future policy benefits

Liabilities for future policy benefits for traditional life insurance products have been computed on the net level premium method, based upon the following estimated future investment yield, mortality and withdrawal assumptions:

          Investment Yield - 9.9 percent to 13.6 percent annually over the policy life of the Company's primary products.

          Mortality Rates - Primarily based on 80 percent of the 1965-1970 Modified Basic Select and Ultimate Mortality Table.

          Withdrawal Rates - Primarily based on Company experience.

Liabilities for interest sensitive life-type and investment contracts are stated at policyholder account values (premiums received, plus interest credited less withdrawals and charges for mortality and policy administration).

    Income taxes

The adoption of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" did not have a material effect on the financial position or results of operations of the Company, in the first six months of 1995.

    Earnings per share

Earnings per share are computed on the basis of the weighted average number of shares outstanding during each year. The calculation of the weighted average number of shares outstanding includes the effect of stock equivalents arising from the Company's repurchase of its stock and the issuance of restricted stock. Weighted average shares outstanding totaled 2,864,700, at June 30, 1995 and 1994. The impact of stock options was not dilutive.

                  JOHN ADAMS LIFE CORPORATION AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994

Results of Operations

         The net loss totaled $26,000 or $.01 per share in the second quarter of 1995, compared to a net income of $13,000 or $.01 per share in the second quarter of 1994. For the six months, there was a net loss of $41,000 or $.01 per share in 1995, compared to a net loss of $95,000 or $.03 per share in 1994.

         The decrease in income from a net gain of $13,000 in the second quarter of 1994 to a net loss of $26,000 in the second quarter of 1995, is due primarily to an increase in net benefits incurred and a reduction in interest from policy loans. These factors were partially offset by the net change in unrealized holding losses on bonds held for trading.

         The decrease in the net loss for the six months ended June 30, 1995, of $54,000 to the comparable period in 1994, is due primarily to the net change in unrealized losses on bonds held for trading.

         Revenues from interest sensitive life policies, consisting of mortality charges, policy administration fees and surrender charges assessed to policy account values decreased to $160,000 in the second quarter of 1995 from $179,000 in the second quarter of 1994. For the six months, revenues from interest sensitive policies decreased to $352,000 in 1995 from $391,000 in 1994.

         The premiums collected by the Company for single premium and flexible premium deferred annuities are not reported as premium revenues, but rather are reported as deposit liabilities. With respect to these products, revenues are recognized over time in the form of investment income on invested funds. The gross premiums collected for these products during the six month period ended June 30, 1995, were $776,000 and $-0- for the comparable period in 1994.

         Net investment income decreased to $172,000 in the second quarter of 1995 from $198,000 in the second quarter of 1994. For the six months, net investment income decreased to $349,000 in 1995 from $390,000 in 1994.

         Amortization of deferred acquisition costs increased primarily due to revised assumptions included in estimates of future gross profits relating to investment and mortality margins based upon actual experience for the Company's interest sensitive life products. Amortization of deferred acquisition costs totaled $55,000 in the second quarter of 1995, compared to $14,000 in the second quarter of 1994. For the six months, such amortization totaled ($2,000) in 1995 and $44,000 in 1994.

Liquidity and Capital Resources

         The Company's investments in policy loans tends to enhance liquidity, since liabilities of the Company on surrenders of whole life paid-up at age 70 or 80 policies can be satisfied largely through the discharge of the policy loan, with very little net cash outflow. The Company does not invest in high-risk bonds.

         Management considers its liquidity position to be adequate.
Developing and writing new life insurance can result in a reduction of statutory capital and surplus because the Company establishes statutory reserves for future policy benefits and incurs a noncash liability for unearned policy loan interest that exceeds the premium revenue associated with the new policy. Because of declining statutory surplus, due to statutory operating losses, JALIC received notice that the National Association of Insurance Commissioners' Examiner Team has designated JALIC as requiring second priority regulatory attention. The designation "second priority" does not necessarily indicate that a company is facing financial adversity but is a recommendation that the state insurance department having authority over such companies accord them high priority in its surveillance process. This is an improvement over the "first priority" designation that JALIC received last year.

         The amount of dividends that may be paid by JALIC to its parent is limited by insurance statutes and regulations and certain special federal income tax provisions applicable to insurance companies.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is not involved in any legal proceedings that in management's opinion could result in a material adverse effect on the Company's financial condition or results of operation.

Item 2.  Changes in Securities - Not applicable.

Item 3.  Defaults Upon Senior Securities - Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Company held its Annual Meeting of Shareholders on June 15,
             1995.

         (b) and (c) The following directors were elected at the June 15, 1995 meeting:


         Director             *Votes:   For        Withheld
         --------                       ---        --------
         Robert E. Adams             2,236,290      18,400
         L.E. Chenault               2,236,290      18,400
         Nicholas Del Sesto          2,235,190      19,500
         Benjamin A. De Motto        2,236,290      18,400
         Alvin S. Milder             2,236,290      18,400

           *The Company had 2,864,700 shares outstanding on the record date, April 17, 1995.

         The ratification of the Board of Directors' selection of Ernst & Young as the Company's independent public accountants for the year ending December 31, 1995, was also voted on at the Annual Meeting. The votes were:

              For:         2,241,690
              Against:        11,200
              Abstain:         1,800

Item 5.  Other Information - Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a) No reports on Form 8-K were filed during the quarter for which this report is filed.

         (b) Exhibits - previously filed.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                   JOHN ADAMS LIFE CORPORATION




Date:  August 10, 1995                             By:  Benjamin A. DeMotto
                                                        ----------------------
                                                        Benjamin A. DeMotto
                                                        Chairman of the Board
                                                        and President





Date:  August 10, 1995                             By:  Bernadette de Vera
                                                        -----------------------
                                                        Bernadette de Vera
                                                        Controller