Form 10QSB
period 1995-09-30
ADAMS JOHN LIFE CORP
filed 1995-11-13
CIK 773727

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -----------

                                  FORM 10-QSB

(Mark One)

/X/            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

/ /            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

               For the transition period from _____________to_____________

                         Commission file number 0-13969

                          JOHN ADAMS LIFE CORPORATION
       (Exact name of small business issuer as specified in its charter)

          California                                         95-4081667
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

      11845 W. Olympic Boulevard, Suite 905, Los Angeles, California 90064
                    (Address of principal executive offices)

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

         The number of shares outstanding of the issuer's common stock (no par value) as of November 8, 1995, was 2,864,700.

         Transitional Small Business Disclosure Format (check one):

Yes      No  x
   -----   -----

                          JOHN ADAMS LIFE CORPORATION
                                  FORM 10-QSB
                               SEPTEMBER 30, 1995


                                     INDEX

                                                                 PAGE NO.
PART 1.          FINANCIAL INFORMATION

         Item 1.  Financial Statements


         Consolidated Balance Sheet - September 30, 1995
         (Unaudited)                                                 3

         Consolidated Statements of Operations -
         Three and nine months ended September 30, 1995
         and 1994 (Unaudited)                                        5

         Consolidated Statements of Cash Flows -
         Nine months ended September 30 1995 and 1994
         (Unaudited)                                                 6

         Notes to Consolidated Financial Statements
         (Unaudited)                                                 7


         Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations                                       10


PART II.         OTHER INFORMATION                                   12

PART I.  ITEM 1.  FINANCIAL INFORMATION
---------------------------------------



                  JOHN ADAMS LIFE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEET--SEPTEMBER 30, 1995

                                     ASSETS
                                   (UNAUDITED)

CASH AND INVESTMENTS

     Cash ...................................................     $      971,078

     Bonds:

          Available for sale, at market value
          (amortized cost of $7,199,318) ....................          7,172,314


          Trading, at market value
          (amortized cost of $2,096,185) ....................          2,064,817

     Policy loans, net of unearned interest of $180,443 .....          6,446,050
                                                                  --------------
                                                                      16,654,259

REINSURANCE RECOVERABLE .....................................          3,819,210

ACCOUNTS RECEIVABLE, net of an allowance for doubtful
     accounts of $ -0- ......................................              7,423


ACCRUED INVESTMENT INCOME ...................................            104,070

OTHER ASSETS, net ...........................................            235,052

DEFERRED ACQUISITION COSTS, less reimbursement of
     deferred acquisition costs due to reinsurance ..........          3,693,001
                                                                  --------------
         Total assets .......................................     $   24,513,015
                                                                  ==============




     The accompanying notes are an integral part of these statements.

                  JOHN ADAMS LIFE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEET--SEPTEMBER 30, 1995

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

LIABILITIES:

POLICY LIABILITIES
     Future life and other policy benefits ...............         $ 16,713,323

     Deferred revenue ....................................              753,542
                                                                   ------------
                                                                     17,466,865

DUE TO REINSURERS ........................................            1,456,171

OTHER LIABILITIES ........................................              142,954
                                                                   ------------
                                                                     19,065,990
                                                                   ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred stock, no par value--
          Authorized--5,000,000 shares; no shares
               outstanding ...............................                    -

     Common stock, no par value--
          Authorized--15,000,000 shares
          Issued--2,864,700 shares .......................            6,254,547

     Net unrealized holding loss on bonds available
          for sale .......................................             (121,478)

     Retained earnings ...................................             (657,919)
                                                                   ------------
                                                                      5,475,150
     Unearned restricted stock compensation ..............              (28,125)
                                                                   ------------
                                                                      5,447,025
                                                                   ------------
     Total liabilities and shareholders' equity ..........         $ 24,513,015
                                                                   ============




        The accompanying notes are an integral part of these statements.

                  JOHN ADAMS LIFE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         Three Months Ended            Nine Months Ended
                                                            September 30,                September 30,
                                                    --------------------------------------------------------
                                                        1995           1994           1995           1994
                                                       ------         ------         ------         ------
REVENUES:

   Premiums and other considerations ............   $   326,826    $   337,040    $ 1,066,901    $ 1,098,515
   Premiums ceded ...............................      (113,809)      (103,987)      (450,487)      (486,634)
                                                    -----------    -----------    -----------    -----------
   Net Premiums and other considerations ........       213,017        233,053        616,414        611,881
   Interest on policy loans .....................       139,580        182,197        385,619        550,925
   Investment income, net .......................       182,274        183,637        531,125        573,984
   Net realized investment gains (losses) .......       (39,529)       (13,103)       (44,931)         6,822
   Net change in unrealized holding losses on
      bonds held for trading ....................        25,972        (39,050)       144,569       (196,826)
                                                    -----------    -----------    -----------    -----------
                                                        521,314        546,734      1,632,796      1,546,786
                                                    -----------    -----------    -----------    -----------

BENEFITS AND EXPENSES:
     Decrease in liabilities for
        future policy benefits (net of
           deposit increase of $1,346,765
              and $431,390 for September 30, 1995
                 and 1994, respectively) ........      (120,198)      (103,590)      (363,951)      (238,475)
                                                    -----------    -----------    -----------    -----------
   Benefits incurred ............................       511,432        562,649      1,180,349      1,051,748
   Reinsurance recoveries .......................      (151,842)       (23,231)      (171,083)       (42,447)
                                                    -----------    -----------    -----------    -----------
   Net benefits incurred ........................       359,590        539,418      1,009,266      1,009,301
   Interest on policyholders'
     accumulation accounts ......................       108,072        132,258        312,783        392,240
   Operating costs and expenses .................       158,949        244,524        702,759        700,917
   Amortization of deferred
      acquisition costs .........................        54,632         38,471         52,897         82,437
                                                    -----------    -----------    -----------    -----------
                                                        561,045        851,081      1,713,754      1,946,420
                                                    -----------    -----------    -----------    -----------
   Income (loss) before provision for
     income taxes ...............................       (39,731)      (304,347)       (80,958)      (399,634)


PROVISION FOR INCOME TAXES ......................             -              -              -              -
                                                    -----------    -----------    -----------    -----------
   Net income (loss) ............................   $   (39,731)   $  (304,347)   $   (80,958)   $  (399,634)
                                                    ===========    ===========    ===========    ===========

   Net income (loss) per share ..................   $     (0.01)   $     (0.11)   $     (0.03)   $     (0.14)
                                                    ===========    ===========    ===========    ===========

   Average number of shares .....................     2,864,700      2,864,700      2,864,700      2,864,700




        The accompanying notes are an integral part of these statements.

                  JOHN ADAMS LIFE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994 (UNAUDITED)

                                                                    1995           1994
                                                                ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss ...............................................   $   (80,958)   $  (399,634)

     Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

       Net realized investment (gains) losses ...............        44,931         (6,822)
       Net change in unrealized investment losses ...........      (144,569)       196,826
       Net amortization of investment premiums (discounts) ..           179          2,328
       Increase in policy loans, net ........................      (127,328)      (378,800)
       (Increase) decrease in reinsurance receivable ........     1,842,737       (509,832)
       (Increase) decrease in accounts receivable, net ......        12,524          8,888
       Decrease in other assets, net ........................       500,673        234,684
       Increase in deferred acquisition costs
         before effect of unrealized bond losses ............      (302,410)      (275,112)
       (Increase) decrease in accrued investment income .....        69,499         11,273
       Increase (decrease) in policy liabilities ............    (1,988,118)       703,271
       Amortization of unearned restricted stock compensation        28,125         28,125
       Increase (decrease) in due to reinsurers .............    (1,579,818)       255,363
       Increase (decrease) in other liabilities .............      (325,318)        83,894
                                                                -----------    -----------
       Net cash (used in) provided by operating activities ..    (2,049,851)       (45,548)
                                                                -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Securities available for sale:
       Purchases of investments .............................    (2,105,047)    (3,266,350)
       Sales, maturities and repayments of principal on
         investments ........................................     3,637,510      3,066,143
     Securities held for trading:
       Purchases of investments .............................             -              -
       Sales, maturities and repayments of principal on
         investments ........................................        44,126              -
                                                                -----------    -----------
     Net cash (used in) provided by investing activities ....     1,576,589       (200,207)
                                                                -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Policyholder fund receipts .............................     1,049,339         35,748
                                                                -----------    -----------
     Net cash used in financing activities ..................     1,049,339         35,748
                                                                -----------    -----------
DECREASE IN CASH ............................................       576,077       (210,007)

CASH, BEGINNING OF YEAR .....................................       395,001        403,843
                                                                -----------    -----------
CASH, END OF QUARTER ........................................   $   971,078    $   193,836
                                                                ===========    ===========




        The accompanying notes are an integral part of these statements.

                  JOHN ADAMS LIFE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1995
                                  (UNAUDITED)


Summary of significant accounting policies

     Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal accruals) considered necessary for a fair presentation have been included. In addition, these accounting principles differ in certain material respects from the accounting practices prescribed by various insurance regulatory authorities. The results of operations for the three months and nine months ended September 30, 1995, are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1994, contained in the Company's 1994 Annual Report to Shareholders. Certain items have been reclassified to conform to the current year's presentation.

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

Deferred acquisition costs, net of accumulated amortization at September 30, 1995, are summarized as follows:

         Total amount capitalized..............$5,179,388
         Reimbursement due to reinsurance......(1,486,387)
                                               ----------
                                               $3,693,001
                                               ==========

     Bonds

Bonds available for sale are carried at aggregate market value, with net unrealized holding losses charged directly to shareholders' equity. The change in net unrealized holding loss on bonds available for sale charged to
shareholders' equity was   $121,000 for the nine months ended September 30,
1995. Bonds held for trading are carried at aggregate market value with net changes in unrealized losses charged to earnings. Realized gains and losses on the sale of bonds are recognized in operations at the date of sale and are determined using the specific cost identification method, in accordance with the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

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

          Investment Yield - 9.9 percent to 13.6 percent annually over the life of such policies.

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

     Income taxes

The adoption of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" did not have a material effect on the financial position or results of operations of the Company for the nine months of 1995.

     Earnings per share

Earnings per share are computed on the basis of the weighted average number of shares outstanding during each year. The calculation of the weighted average number of shares outstanding includes the effect of stock equivalents arising from the Company's repurchase of its stock and the issuance of restricted stock. Weighted average shares outstanding totaled 2,864,700, at September 30, 1995 and 1994. The impact of stock options was not dilutive.

                  JOHN ADAMS LIFE CORPORATION AND SUBSIDIARIES

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

Results of Operations

         The net loss totaled $40,000 or $.01 per share in the third quarter of 1995, compared to a net loss of $304,000 or $.11 per share in the third quarter of 1994. For the nine months, there was a net loss of $81,000 or $.03 per share in 1995, compared to a net loss of $400,000 or $.14 per share in 1994.

         The decrease in net loss of $304,000 in the third quarter of 1994 to a net loss of $40,000 in the third quarter of 1995, is due primarily to a decrease in net benefits incurred, a decrease in operating costs and expenses, and to the net change in unrealized losses on bonds held for trading.

         The decrease in the net loss for the nine months ended September 30, 1995, of $319,000 to the comparable period in 1994, is due primarily to the net change in unrealized losses on bonds held for trading.

         Revenues from interest sensitive life policies, consisting of mortality charges, policy administration fees and surrender charges assessed to policy account values increased to $150,000 in the third quarter of 1995 from $143,000 in the third quarter of 1994. For the nine months, revenues from interest sensitive policies decreased to $501,000 in 1995 from $534,000 in 1994.

         The premiums collected by the Company for single premium and flexible premium deferred annuities are not reported as premium revenues, but rather are reported as deposit liabilities. With respect to these products, revenues are recognized over time in the form of investment income on invested funds. The gross premiums collected for these products during the nine month period ended September 30, 1995, were $1,022,000 and $-0- for the comparable period in 1994.

         Net investment income decreased to $322,000 in the third quarter of 1995 from $366,000 in the third quarter of 1994. For the nine months, net investment income decreased to $917,000 in 1995 from $1,125,000 in 1994.

         Amortization of deferred acquisition costs increased primarily due to revised assumptions included in estimates of future gross profits relating to investment and mortality margins based upon actual experience for the Company's interest sensitive life products. Amortization of deferred acquisition costs totaled $55,000 in the third quarter of 1995, compared to $39,000 in the third quarter of 1994. For the nine months, such amortization totaled $53,000 in 1995 and $82,000 in 1994.

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

Item 2.           Changes in Securities - Not applicable.

Item 3.           Defaults Upon Senior Securities - Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders -

                  Not applicable.

Item 5.           Other Information - Not applicable.

Item 6.           Exhibits and Reports

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



                                                     JOHN ADAMS LIFE CORPORATION


Date:  November 8, 1995                              By:  Benjamin A. DeMotto
                                                          -------------------
                                                          Benjamin A. DeMotto
                                                          Chairman of the Board
                                                          and President

Date:  November 8, 1995                              By:  Bernadette de Vera
                                                          ------------------
                                                          Bernadette de Vera
                                                          Controller