Form 10KSB
period 1995-12-31
ADAMS JOHN LIFE CORP
filed 1996-04-01
CIK 773727

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ___________

                                  FORM 10-KSB
                                  ___________

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended December 31, 1995

                                       or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _______________to______________

                         Commission file number 0-13969

                          JOHN ADAMS LIFE CORPORATION
                 (Name of small business issuer in its charter)

            California                               95-4081667
 (State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                 Identification No.)

11845 W. Olympic Boulevard, Suite 905, Los Angeles, California 90064
(Address of principal executive offices)                  (Zip Code)


                           Issuer's telephone number:
                                 (310) 444-5252

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes   x    No
    -----     -----

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the year ended December 31, 1995, were $2,164,306.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was traded in the over-the-counter market on March 11, 1996, was approximately $665,497.

         The number of shares outstanding of the issuer's common stock (no par value) as of March 22, 1996, was 2,864,700.


                      DOCUMENTS INCORPORATED BY REFERENCE

         The portions of this report listed below have been incorporated by reference from the Company's Proxy Statement. All references herein to the "Proxy Statement" refer to the definitive Proxy Statement of the Company to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year (December 31, 1995).

PART III

         ITEM 9 - DIRECTORS AND                    Proxy Statement: "Election
                    EXECUTIVE OFFICERS                   of Directors"
                    OF THE REGISTRANT

         ITEM 10 - EXECUTIVE                       Proxy Statement: "Executive
                     COMPENSATION                        Compensation"

         ITEM 11 - SECURITY OWNERSHIP              Proxy Statement: "Security
                     OF CERTAIN                          Interests of Certain
                     BENEFICIAL OWNERS                   Owners and Management"
                     AND MANAGEMENT

         ITEM 12 - CERTAIN RELATIONSHIPS           Proxy Statement:  "Certain
                     AND RELATED                         Transactions"
                     TRANSACTIONS

         With the exception of those portions of the Proxy Statement that are expressly incorporated by reference in this Form 10-KSB, the Proxy Statement is not to be deemed filed as part of this Report.


Transitional Small Business Disclosure Format:

Yes        No   x
    -----     -----

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

The Company

         John Adams Life Corporation is an insurance holding company engaged through its subsidiaries in the sale and issuance of life and annuity insurance. The Company was incorporated under the laws of the State of California in 1975. In 1976, it commenced operations in the life insurance business through John Adams Life Insurance Company of America ("JALIC"), a California life insurance company, and a 99.6% owned subsidiary. The Company's wholly-owned supervising general agency subsidiary is Firingline Corporation ("Firingline"). Unless the context otherwise requires, John Adams Life Corporation and its subsidiaries are herein referred to as the "Company." The Company's offices are located at 11845 West Olympic Boulevard, Suite 905, Los Angeles, California 90064; and its telephone number is (310) 444-5252.

Products

         In 1995, the Company focused its sales emphasis on its annuity products, which include a single premium deferred annuity and a flexible premium deferred annuity. The Company anticipates that a substantial portion of the premiums from these products will be from individuals who qualify under Internal Revenue Code Section 403 (b) for the tax deferral provided by that Section, e.g., employees of school districts. These products are also designed (with endorsement modifications) for use as individual retirement annuities.

         In 1995, the Company added two more annuity products to its portfolio:
VaultPlus and the Independence Plan. VaultPlus is a flexible premium deferred annuity that the Company will sell to individuals as old as 100. The Independence Plan is a flexible premium deferred annuity with a loan provision and a market value adjustment and is available to individuals under age 86. Both policies are intended for estate planning purposes and asset protection for seniors.

         The following tables sets forth the Company's deposit type funds (premiums) collected for annuities (on a statutory accounting basis as set forth in the Company's statutory financial statements filed with state insurance departments):

                                                  1995         1994         1993
                                                  ----         ----         ----
         Tax-qualified annuities              $  922,991      $ 51,963     $  _
         Non-tax-qualified
           annuities                           1,438,468        55,459      77,035
                                              ----------      --------     -------
                 Total                        $2,361,459      $107,422     $77,035
                                              ==========      ========     =======

         In 1995, the Company continued its sales of its principal life insurance product, the BestLife III policy, an interest sensitive whole life policy with a level lifetime premium using a current, Company declared interest rate as a credit to internal policy values and with charges based upon currently declared mortality rates. The BestLife III policy provides for a substantial cash buildup for those continuing premium payments. The BestLife III policy is marketed primarily to individuals, and has both annual premium and single premium deferred annuity riders available.

         Interest sensitive policies, principally comprised of BestLife III policies, accounted for 81% of the Company's life insurance total direct collected premiums during 1995.

         The Company's other interest and mortality sensitive products include an adjustable premium low cost whole-life plan and annual premium and single premium deferred annuity riders. The Company also markets term life insurance and other products.

         The Company's former principal product, the Wealthbuilder, a whole-life paid-up at age 70 or 80 policy, accounted for approximately 6%, 19% and 13%, of the Company's premium revenue in 1995, 1994 and 1993, respectively. No new policies were issued in 1995 for this product, and the Company regards the insurance in force as a closed block of business.

         The Company's annual lapse ratios for its ordinary life policies were 13.2%, 16.2% and 18.5% in 1995, 1994 and 1993, respectively. Lapse ratios for these purposes are calculated as prescribed by the regulations of the National Association of Insurance Commissioners ("NAIC") for annual reporting to the departments of insurance of the various states where the Company does business.

         The following table sets forth the average size of the Company's life policies:

                                              1995           1994             1993
                                              ----           ----             ----
   Interest sensitive policies
   issued during period...........          $112,453       $ 95,517         $ 92,077

   Interest sensitive policies
   in force on December 31........           120,270        119,556          122,952

   Whole-life paid-up at age 70
   or 80 issued during period.....              -              -                 -

   Whole-life paid-up at age 70
   or 80 in force on December 31..           273,831        237,086          263,306

   Other issued during period.....           156,293        116,485          210,464
   Other in force on December 31..           127,789        125,141          127,798

               The table below sets forth statistical information
              relating to the Company's life insurance operations

                                                         1995         1994         1993
                                                       ---------    ---------    ---------
                                                               (in thousands)
Premiums and other considerations for the
   years ended December 31:
   Whole life paid-up at age 70 or 80 ........        $      85    $     372    $     225
   Interest sensitive life ...................            1,201        1,249        1,291
   Term life premiums ........................              103          104          120
   Other life premiums .......................              154          207          121
      Reinsurance premiums ceded (1)..........             (777)        (853)        (896)
                                                       ---------    ---------    ---------
         Total ...............................        $     766    $   1,079    $     861
                                                       =========    =========    =========
Gross life insurance in force on January 1:
   Whole life paid-up at age 70 or 80 ........        $  16,833    $  20,274    $  21,528
   Interest sensitive life ...................          107,002      111,518      109,030
   Term life .................................           19,337       19,220       19,313
   Other life ................................            3,814        1,483        1,954
                                                       ---------    ---------    ---------
         Total ...............................        $ 146,986    $ 152,495    $ 151,825
                                                       =========    =========    =========
Life insurance written during period:
   Whole life paid-up at age 70 or 80 ........             -            -            -
   Interest sensitive and other life .........        $  16,274    $  21,615    $  29,737
                                                       ---------    ---------    ---------
         Total ...............................        $  16,274    $  21,615    $  29,737
                                                       =========    =========    =========
Life insurance revived and/or increased
   during period .............................        $    -       $     319    $     369
                                                       =========    =========    =========
Life insurance terminated during period:
   Death .....................................        $     551    $   2,952    $     640
   Surrender .................................            7,614        9,997        9,841
   Lapse .....................................           11,242       14,236       18,274
   Conversion ................................              664          174         -
   Decrease ..................................            4,611           84          681
                                                       ---------    ---------    ---------
         Total ...............................        $  24,682    $  27,443    $  29,436
                                                       =========    =========    =========
Gross life insurance in force on December 31:
   Whole life paid-up at age 70 or 80 ........        $  15,061    $  16,833    $  20,274
   Interest sensitive life ...................           96,938      107,002      111,518
   Term life .................................           18,786       19,460       19,220
   Other life ................................            7,793        3,691        1,483
                                                       ---------    ---------    ---------
         Total ...............................        $ 138,578    $ 146,986    $ 152,495
                                                       =========    =========    =========
Reinsurance ceded as of December 31 ..........        $  77,544    $  84,699    $  85,086
                                                       =========    =========    =========
Life insurance in force net of
   reinsurance on December 31 ................        $  61,034    $  62,287    $  67,409
                                                       =========    =========    =========

(1) See footnote to audited financial statements regarding reinsurance agreement effective December 31, 1994.

Marketing

         The Company's sales are made by general agents through Firingline. The Company's general agents are independent life insurance agents who are compensated on a commission basis. Agency agreements with Firingline are terminable by either party on specified notice. At December 31, 1995, Firingline had approximately 390 life insurance general agencies, with one or more agents, under contract. Senior management takes an active role in the Company's sales efforts and assists agents in developing prospects and explaining the Company's products to clients.

         Because the Company does not directly employ sales agents, it has minimal training expense and low costs associated with supporting agents.
While this type of organization allows the Company to expand its sales force without significant expense, it does require the Company to maintain current and competitive products, as its agents customarily handle the product lines of several companies.

Reinsurance

         The Company reinsures a substantial portion of its life insurance in force. Reinsurance essentially transfers to another insurance company the obligation to pay a portion of the benefits on a policy. Despite reinsurance, the Company remains primarily liable to policyholders for all policy benefits. As a result, if a reinsurer is unable to pay its portion of a claim, the Company must pay the entire amount. The Company's principal reinsurers are substantial and established companies. Reinsurance can be obtained on either a coinsurance, modified coinsurance or a yearly renewable term ("YRT") basis.

         Coinsurance represents a sharing in all cost and revenue elements of an individual policy in proportion to the obligations assumed by each company. The reinsurer receives its proportionate share of the policy premium, but must also establish adequate reserves and participate in death claims, benefit payments, cash surrenders, and non-forfeiture benefits on a proportionate basis. The reinsurer also shares in general policy expenses by granting the company issuing the policy a specific allowance for sales and administrative expenses. Since the acquisition costs of new business on a cash (statutory) basis generally exceed the first year premium (and thus reduce statutory surplus), this allowance permits the writing of additional business with a minimal impact on surplus. The sharing of premiums with the reinsurer, however, reduces the profitability of the policy.

         Under YRT, the mortality risk in excess of that retained by the company issuing the insurance policy is ceded to the reinsurance company. In return for assuming the excess mortality risk, the reinsurance company receives a premium which increases with the age of the insured and with the policy duration. YRT enables the Company generally to realize a greater portion of the income on its policies, but since YRT treaties typically provide the Company no allowance, they result in a larger reduction of statutory surplus than coinsurance or modified coinsurance and require the Company to bear the full costs of acquisition of the policy.

         During 1995, the Company retained a maximum of $50,000 of mortality risk on any one life of the policies it issued and reinsured the remainder. As of December 31, 1995, the Company used YRT for 28% of its reinsured business and coinsurance or modified coinsurance for 72% of its reinsured business. These percentages do not include the effect of the December 31, 1995 coinsurance/assumption agreement, see below.

         In December 1994, JALIC entered into a coinsurance/assumption agreement with a Texas domiciled life insurance company (the "Reinsurer"). The agreement covers JALIC's forty-eight single premium whole-life policies (a closed block of JALIC's business) and provides for the transfer of all of the risks under these policies and the administration of the policies to the Reinsurer. The agreement also provides for complete assumption of the policies by the Reinsurer upon approval of the agreement by the California Department of Insurance. Such approval was received in March 1995. (See Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

Investment Operations

         Investment income represents an important portion of the Company's total revenues. JALIC's investments must comply with applicable state insurance laws and regulations that prescribe the type and limit the concentration of investments. The Company does not use any outside investment managers.

         Policy loans constituted 23% of the Company's assets as of December 31, 1995. This high percentage of policy loans reflects the fact that most policyholders of the Company's whole-life paid-up at age 70 or 80 policies borrowed against the policy's cash value.

         The Company's policy loans are made to the policyholders, upon request, on policies having accumulated cash value. Policy loans may be repaid at any time and must be repaid upon the termination of the policy. Since the death benefit or any cash surrender value payable on any policy is reduced by the amount of the existing policy loan, the Company is assured that the policy loan is fully recoverable.

         Policy loan interest rates are determined by the particular policy type, as is the guaranteed interest rate for the accumulation of all policy values. Whole-life paid-up at age 70 or 80 policies issued after January 1, 1985, provide for a variable loan interest rate, which is indexed to Moody's Corporate Bond Yield Averages, as permitted by statute. The rate is set for intervals not to exceed one year.

         Policy loan interest is due and payable in advance for a period of one year on each policy anniversary. If the policy loan interest is unpaid, the policy's cash value is charged for the unpaid amount. If the policy's cash value is insufficient to pay the interest due, the policy will lapse.

   Although the concentration of the Company's investments in policy loans reduces the Company's liquidity needs, the Company maintains a portion of its portfolio in liquid investments to satisfy payments to policyholders. The following table sets forth the principal elements of the Company's investment portfolio for the past three years. Bond amounts are stated at market value. All bonds are rated investment grade.

                                             December 31,
                                    -------------------------------
  (Dollar Amounts in thousands)        1995       1994       1993
  -----------------------------
Policy loans ...................... $  6,187   $  6,319   $  8,112
                                     -------    -------    -------
Bonds
  U.S. government and
   government agencies............. $  8,495   $  7,322   $  6,726
  Corporate and other bonds........      867      1,229      2,335
  Public utilities.................    1,643      1,485      2,059
                                     -------    -------    -------
  Total bonds .....................   11,005     10,036     11,120

Cash...............................      788        395        404
                                     -------    -------    -------
  Total investments ............... $ 17,980   $ 16,750   $ 19,636
                                     =======    =======    =======


       The table (set forth) below summarizes the Company's investment results for the following periods:

                                        Year Ended December 31,
                                     ---------------------------------
   (Dollar amounts in thousands)       1995     1994       1993
   -----------------------------
Interest on policy loans..........  $     531  $    725    $   748
Investment income, net............  $     718  $    773    $   847
Net realized gain/loss on
  investments.....................  $     (46) $      7    $   304
Average yield on policy loans.....       8.9%     10.6%       9.8%
Average yield on invested
  assets before net realized
  investment gains/losses.........       6.4%      7.0%       7.8%
Average yield on invested
  assets after net realized
  investment gains/losses.........       6.0%      7.1%      10.8%
Average yield on invested assets
  after net realized and
  unrealized investment gains/
  losses..........................       7.8%      3.0%      12.0%

Competition

         The life insurance industry is highly competitive and consists of a large number of companies, many of which have financial resources, employees, facilities, and experience in excess of the Company's. Many of these companies currently market various products similar to the Company's products. These companies have large, well established sales forces and greater resources at their disposal. They could, if they chose to do so, cut premiums, pay greater commissions and otherwise attempt to increase their market share to the detriment of the Company.

         The Company must also compete with other insurance companies for agents. Since these agents typically represent more than one company, the Company must be able to offer competitively priced products and must be able to pay competitive commission rates to its agents. Larger, more established companies may have the ability to pay higher commissions than the Company is able or willing to pay. Additionally, some of these other companies provide agents with benefits that the Company does not provide, such as group insurance programs. There is no assurance that the Company will be able to continue to compete with these companies in obtaining the services of high quality agents. Any substantial loss in its agency distribution system could have a severe impact on the Company's revenues.

Regulation

         Most states have enacted legislation that regulates insurance holding company systems. The Company and JALIC have registered as a holding company system pursuant to such legislation in California.

         JALIC is licensed to do business in California, Arizona, Hawaii, Louisiana, New Mexico, Oregon, Utah and Washington. As a licensed insurance agent, Firingline is also subject to regulation in the various states in which it operates.

         As a part of their routine regulatory oversight process, insurance departments conduct periodic detailed examinations of the books, records and accounts of insurance companies domiciled in their states. The California Department of Insurance concluded such an examination of JALIC for the periods ended 1990, 1991 and 1992. The conclusions reached in the examination for these periods did not result in any adjustment to JALIC's capital and surplus, or changes in its business or operations.

         JALIC is subject to regulation and supervision by the states in which it is authorized to do business. The laws of the various states establish supervisory agencies with broad administrative and supervisory powers relative to granting and revoking licenses to transact business, regulating trade practices, establishing guarantee associations, licensing agents, approving policy forms, setting reserve requirements, determining the form and content of required financial statements, determining the reasonableness and adequacy of capital and surplus, prescribing the type and amount of investments permitted and other related matters. Recently, increased scrutiny has been placed upon the insurance regulatory framework, and a number of state legislatures have considered or enacted legislative proposals that alter, and in many cases increase, state authority to regulate insurance companies. In addition, legislation has been introduced periodically in Congress that could result in the federal government assuming some role in the regulation of the insurance industry. In light of these legislative developments, the National Association of Insurance Commissioners ("NAIC") and insurance regulators are also involved in a process of reexamining existing laws and their application to insurance companies. In particular, this reexamination has focused on insurance company investment and solvency issues and, in some instances, has resulted in new interpretations of existing law, the development of new laws and the implementation of nonstatutory guidelines. Principal among these are risk-based capital requirements, mandatory asset adequacy testing, the development of a new model investment law and prospective increased limitations on dividends. These developments may impact the structure of an insurance company's investment portfolio and the earnings thereon. It is not possible to predict the future impact of changing regulations on the operations of the Company and JALIC.

         Under the NAIC's risk-based capital initiative, insurance companies must calculate and report information under a risk-based capital formula on their year-end statutory financial statements. This information is intended to permit insurance regulators to identify and require remedial action for inadequately capitalized insurance companies, but is not designed to rank adequately capitalized companies. The NAIC initiative provides for four levels of potential involvement by state regulators in connection with inadequately capitalized insurance companies, ranging from regulatory control of the insurance company to a requirement for the insurance company to submit a plan to improve its capitalization. The California Department of Insurance requires that JALIC have a minimum statutory capital and surplus of $2,000,000 as of December 31, 1995, and that such minimum increase by at least $700,000 a year until its capital and surplus is at least $5,000,000 by December 31, 1999. JALIC's capital and surplus at December 31, 1995, is $2,000,276. (See Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations.") Based on the Company's calculations, using statutory financial statements at December 31, 1995, and the NAIC's risk-based capital formula, JALIC's risk-based capital is in excess of the required capital levels.

         Insurance departments in the states where JALIC is domiciled or doing business require insurance companies to make annual and quarterly filings. These statutory filings require classifications of investments and the establishment of mandatory reserves designed to stabilize a company's statutory surplus against fluctuations in the market value of stocks and bonds, according to regulations prescribed by the NAIC. These reserves are the interest maintenance reserve

("IMR") and the asset valuation reserve ("AVR"). They are generally required by state insurance regulatory authorities to be established as a liability on a life insurer's statutory financial statements, but do not affect financial statements of the Company prepared in accordance with generally accepted accounting principles. The new regulations expand reserve requirements to include all invested assets and, for investments having a fixed maturity date, to distinguish between gains and losses resulting from changes in interest rates and gains and losses resulting from changes in creditworthiness. The IMR captures all investment gains and losses on debt instruments (bonds, bank loans, mortgage-backed securities and mortgage loans) resulting from changes in interest rates and provides for subsequent amortization of such amounts into statutory net income on a basis reflecting the remaining life of the assets sold, thus limiting the ability of an insurer to enhance statutory surplus by taking gains on fixed income securities. The AVR captures investment gains and losses related to changes in creditworthiness and is adjusted each year based on a formula related to the quality and loss experience of the Company's investment portfolio. Such reserves will affect the ability of JALIC to reflect fully the future investment gains and losses in current period statutory earnings and surplus.

Employees

         As of March 22, 1996, the Company had 9 employees; the Company considers the number of its employees adequate for its business operations. The Company will expand its personnel, as necessary, to meet future growth.


ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's executive offices are located at 11845 West Olympic Boulevard, Suite 905, Los Angeles, California 90064. The Company occupies approximately 3,700 square feet at this location; the Company may terminate the lease upon three-month's notice. The Company believes that its facilities are adequate for its current level of operations. The Company owns no real property.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is not involved in any legal proceedings that in management's opinion could result in a material adverse effect on the Company's financial condition or results of operation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to a vote of its security holders during the fourth quarter of 1995.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is thinly traded in the over-the-counter market under the symbol "JALC". The following table sets forth, for the periods shown, the range of high and low bid quotations for the Company's common stock in the over-the-counter market. Quotations are inter-dealer, without retail markups, markdowns or commissions, and do not necessarily represent actual transactions.


                 Calendar Year                          High              Low
                 -------------                          ----              ---
                 1995:

                 First Quarter...............          $  1/2           $   3/8
                 Second Quarter..............             7/16              3/8
                 Third Quarter...............             5/8              13/32
                 Fourth Quarter..............             9/16              9/16

                 1994:

                 First Quarter...............          $ 1 3/8          $ 1
                 Second Quarter..............            1 3/16             7/8
                 Third Quarter...............            1                  3/4
                 Fourth Quarter..............              7/8              1/2


         As of March 20, 1996, the Company had approximately 90 record owners and 200 beneficial owners of its common stock. The Company has not paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future. It is anticipated that any cash available from operations will be used to finance growth. In addition, the amount of dividends that may be paid by JALIC to its parent is limited by insurance statutes and regulations and certain special federal income tax provisions applicable to insurance companies. The payment of dividends by JALIC would also reduce its capital and surplus, which could affect the amount of insurance it is able to issue.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

General

         The Company sells life and annuity products. Premiums shown on the Company's consolidated financial statements in accordance with GAAP consist of premiums received for traditional whole-life and term life insurance products. Premiums collected by the Company for interest sensitive whole-life, and single and flexible premium deferred annuities are not reported as premium revenues, but rather are reported as policy liabilities. With respect to these products, revenues are recognized over time in the form of investment income on invested funds, surrender charges and mortality and other charges deducted from the policyholders' account balances.


Results of Operations

         1995 Compared to 1994. The Company's loss before benefit for income taxes totaled $203,000 in 1995 as compared to a $916,000 loss in 1994, a decrease of $713,000.

         Premiums and other considerations for 1995 and 1994, included the recognition of deferred revenue amortization of $76,000 and $197,000, respectively, resulting from surrender fees and also including revenue from interest sensitive life policies which consists of mortality charges, policy administration fees and surrender charges assessed to policy account values, of $645,000 and $702,000, respectively.

         In 1995, net premiums and other considerations decreased by $300,000. This decrease resulted from the changing sales emphasis to annuities.

         The 1994 benefits incurred amount included the effect of the reinsurance transaction at December 31, 1994. In 1995, deposit type funds collected by the Company for its single premium and flexible premium deferred annuities (on a statutory accounting basis) were $2,317,000 compared to $52,000 in 1994. These are accounted for as deposits for generally accepted accounting principles.

         Net unrealized investment gains included in income changed by $644,000 to $196,000 in 1995 as compared to an unrealized loss of $448,000 in 1994. The 1995 unrealized gains and losses were derived primarily from recording the Company's trading portfolio at market. In 1994, the unrealized loss included a $177,000 accrual for losses on the sale of certain securities sold in connection with the reinsurance transaction described in Item 1, "Business - Reinsurance."

        Net benefits incurred decreased by $1,300,000 compared to the same period of 1994 due to a $1,600,000 decrease in death benefits offset by a $300,000 increase in surrender benefits.

        Management of the Company continuously monitors the impact of surrenders on the recoverability of deferred acquisition costs and the adequacy of reserves for future policy benefits.

        Operating costs and expenses decreased by $170,000 in 1995 as compared to 1994, as a result of economies exercised by the Company.

        The amortization of Deferred Policy Acquisition Costs decreased to $117,000 in 1995 from $165,000 in 1994 primarily due to the impact of the 1994 reinsurance transaction which reduced the overall level of Deferred Policy Acquisition Costs and the slower amortization on investment products in 1995 pursuant to Statement of Financial Accounting Standards No. 97 (SFAS No. 97), "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and Realized Gains and Losses from the Sale of Investments."

        Due to the current year's loss from operations, the Company did not incur a tax expense in 1995. Further, no deferred tax benefit was recorded as a result of the net operating loss that exists at December 31, 1995.

Liquidity and Capital Resources

        The Company's investments in policy loans tends to enhance liquidity, since liabilities of the Company on surrenders of whole life paid-up at age 70 or 80 policies can be satisfied largely through the discharge of the policy loan, with very little net cash outflow. (See Item 1, "Business -- Investment Operations.")

        Management considers its liquidity position to be adequate. The Company does not invest in high-risk bonds, it keeps tight controls on expenditures, and its products are structured in such a way that commission expenses and policy loans are usually less than premium revenues, reinsurance allowances and interest on policy loans paid in advance. Developing and writing new life insurance, however, can result in a reduction of statutory capital and surplus because the Company establishes statutory reserves for future policy benefits and incurs a noncash liability for unearned policy loan interest that exceeds the premium revenue associated with the new policy. Because of declining statutory surplus, due to statutory operating losses, JALIC is required by the California Department of Insurance to have minimum statutory capital and surplus of $2,000,000 at December 31, 1995, and an additional $350,000 semiannually thereafter until December 31, 1999, at which time its minimum statutory capital and surplus must be $5,000,000. JALIC's statutory capital and surplus at December 31, 1995 is $2,000,276. To enable JALIC to increase its statutory capital and surplus, the Company contributed $400,000 to JALIC's surplus. The contribution was accomplished in part by an unsecured loan of $377,000 to the Company.

        The amount of capital and surplus necessary for growth is related to future new business and reinsurance ceded levels. Reinsurance generally lowers surplus needs, since reinsurers often assume the reserve requirements for amounts of insurance ceded and also pay the ceding company a specific allowance for selling and administrative expenses incurred in obtaining the new business. The allowances and reserve credits, for which the ceding company pays a premium, relieve charges to expenses and replace cash expenditures, thereby replenishing capital. Reinsurance, however, also reduces the ceding company's ability to realize the full profitability of its business. In December 1994, JALIC entered into a coinsurance/assumption agreement for forty-eight single premium policies (a closed block of its business); this resulted in a statutory gain to JALIC of $303,000 in 1994, but no gain/loss was reported for GAAP purposes other than the $177,000 loss related to the sale of certain securities in January 1995. This sale in January 1995, has no material impact on statutory capital and surplus due to the effect of the IMR. This agreement was not part of JALIC's usual reinsurance program; however, the Company may enter into additional assumption agreements in the future. (See Item 1, "Business -- Reinsurance.")

        The amount of dividends that may be paid by John Adams Life Insurance Company of America to its parent is limited by insurance statutes and regulations and certain special federal income tax provisions applicable to insurance companies.

        Inflation generally has little impact upon the Company's business after an insurance policy is sold, primarily because premiums are set amounts and future policy benefits are monetarily fixed. However, inflation can affect the face amount and type of policy that the insurance-buying public may prefer at a particular time and will affect operating costs and interest rates on policy loans. Inflation and interest rate changes will affect operating costs and interest rates on policy loans and may have effects on the sale and profitability of the annuity products and other products offered by the Company. For example, if interest rates rise, competing investments (such as annuities or life insurance products offered by the Company's competitors, certificates of deposit, mutual funds, and similar instruments) may become more attractive to potential purchasers of the Company's products until the Company increases the rate credited to holders of its interest sensitive life and annuity products. In contrast, as interest rates fall, the Company attempts to adjust its credited rates to compensate for the corresponding declines in its net investment income. The Company constantly monitors interest rates and sells policies and annuities that permit flexible responses to interest rate changes as part of the Company's management of interest rate spreads.

        In addition, changes in the prevailing economic conditions, including inflation, changes in interest rates and the monetary and fiscal policies of the federal government, may materially and adversely affect the Company as well as similarly situated companies. In general, the market value of the Company's portfolio increases or decreases in inverse relationship to the fluctuation in interest rates and the Company's net investment income increases or decreases in direct relationship with interest rate changes. For example, if interest rates decline, the Company's investments generally will increase in market value, while net investment income will decrease as fixed income investments mature or are sold and proceeds are reinvested at the declining rates and vice versa.

ITEM 7.  FINANCIAL STATEMENTS

         See Index to Consolidated Financial Statements on page 18.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM  9.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 10.         EXECUTIVE COMPENSATION

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information for Items 9, 10, 11 and 12 of Part III is hereby incorporated by reference from the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within (120) one hundred twenty days of the close of the fiscal year pursuant to Section 240.14a-101, Schedule 14A.

ITEM 13.         EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Documents filed as part of this report:

                 1) Financial Statements - see Index to Consolidated Financial Statements on page 18.

         (b) Reports on Form 8-K: There were no reports on Form 8-K filed during the fourth quarter of the fiscal year ended December 31, 1995.

         (c)     Exhibits

Exhibit
Number                                     Description
- -------                                    -----------
 2.1     Agreement and Plan of Reorganization with
         Firingline Corporation (1)
 3.1     Amended and Restated Articles of Incorporation (2)
 3.2     Bylaws (10)
 3.5     Amendment to Bylaws (10)
 4.1     See Articles 3(b), 5 and 6 of Amended
         Articles of Incorporation (Exhibit 3.1) (1)
 4.2     See Article 2 and Section 8.06 of Amended Bylaws
         (Exhibit 3.2) (6)
 4.3     Specimen Form of Common Stock Certificate (1)
10.1     Agreement and Plan of Reorganization
         (see Exhibit 2.1) (1)
10.2  *  Supervising General Agent's Commission Agreement
         between JALIC and Ozco Insurance Services, Inc.,
         assigned to Firingline Corporation in June 1985 (1)
10.5  *  1985 Incentive Stock Option Plan (1)
10.6     Certificate of Contribution No. 1 of Thomas W. Evans (1)
10.7     Certificate of Contribution No. 2 of Thomas W. Evans (1)
10.8     Shareholder Loan Restructuring Agreement (1)
10.10    Lease Agreement with Westside Associates, Ltd. (2)

10.14 *  1990 Stock Option Plan (3)
10.15 *  1990 Non-Employee Director Stock Option Plan (3)
10.16 *  1991 Employment Agreement with Benjamin A. DeMotto (4)
10.17 *  1985 Incentive Stock Option Plan (with 1991 Amendment) (5)
10.18 *  1990 Stock Option Plan (with 1991 Amendment) (5)
10.19 *  1990 Non-Employee Director Stock Option Plan (with 1991 Amendment) (5)
10.20    Addendum No. 2 to Lease Agreement with Westside Associates, Ltd. (5)
10.21 *  1994 Employment Agreement with Benjamin A. DeMotto (7)
10.22    Quota share Coinsurance, Assumption Reinsurance Agreement, effective December 31, 1994, between JALIC and Central United Life Insurance Company of Houston, Texas (9)
10.23    Promissory Note dated January 24, 1996, issued to Benjamin A. DeMotto for $285,000 loan (11)
10.24    Promissory Note dated February 9, 1996, issued to Benjamin A. DeMotto, for $92,000 loan (11)
16.1     Letter from Price Waterhouse LLP, dated December 21, 1994, regarding change of independent auditors (8)
21.1     List of Subsidiaries (1)
27       Financial Data Schedule (11)
28.1     Amended Certificate of Authority of JALIC issued by the California Department of Insurance (1)

________________________
(1) Previously filed with Registrant's Registration Statement No. 2-99302 on Form S-1, effective September 18, 1985. **

(2) Previously filed with Registrant's Quarterly Report on Form 10-Q for the quarter ending June 30, 1988. **

(3) Previously filed with Registrant's Quarterly Report on Form 10-Q for the quarter ending September 30, 1990. **

(4) Previously filed with Registrant's Quarterly Report on Form 10-Q for the quarter ending June 30, 1991. **

(5) Previously filed with Registrant's Annual Report on Form 10-K for the fiscal year ending December 31, 1991. **

(6) Previously filed with Registrant's Quarterly Report on Form 10-QSB for the quarter ending March 31, 1994. **

(7) Previously filed with Registrant's Quarterly Report on Form 10-QSB for the quarter ending September 30, 1994. **

(8) Previously filed with Registrant's Report on Form 8-K filed December 23, 1994. **

(9) Previously filed with Registrant's Report on Form 10-KSB for the fiscal year ending December 31, 1994. **

(10) Previously filed with Registrant's Report on Form 10-QSB for the quarter ending March 31, 1995. **

(11)  Filed herewith.


 * The documents filed or incorporated by reference as Exhibits 10.2, 10.5, 10.14 through 10.19, and 10.21 hereto constitute management contracts or compensatory plans or arrangements.

 **      Incorporated by reference from the documents described above.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                       Page
                                                                       ----
Report of Independent Auditors.......................................   19

Consolidated Balance Sheet - December 31, 1995.......................   20

Consolidated Statements of Operations for the years ended
         December 31, 1995 and 1994..................................   22

Consolidated Statements of Shareholders' Equity
         for the years ended December 31, 1995 and 1994..............   23

Consolidated Statement of Cash Flows for the years ended
         December 31, 1995 and 1994..................................   24

Notes to Consolidated Financial Statements...........................   25

                         REPORT OF INDEPENDENT AUDITORS



Shareholders and Board of Directors
John Adams Life Corporation


We have audited the accompanying consolidated balance sheet of John Adams Life Corporation and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of John Adams Life Corporation and subsidiaries at December 31, 1995, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                                        Ernst & Young LLP
Los Angeles, California
March 22, 1996

                  JOHN ADAMS LIFE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEET--DECEMBER 31, 1995

                                     ASSETS


CASH AND INVESTMENTS

  Cash.................................................  $      788,102

  Bonds:

    Available for sale, at fair value
    (amortized cost of $8,805,950).....................       8,906,376

    Trading, at fair value
    (amortized cost of $2,081,423).....................       2,099,110

  Policy loans, net of unearned interest of $369,475...       6,186,470
                                                         ---------------
                                                             17,980,058

REINSURANCE RECOVERABLE................................       2,561,886

DEFERRED POLICY ACQUISITION COSTS, less reimbursement
    of deferred policy acquisition costs due to
    reinsurance........................................       3,930,237

ACCOUNTS RECEIVABLE....................................           9,474

ACCRUED INVESTMENT INCOME .............................         141,217

OTHER ASSETS ..........................................         302,005

                                                         ---------------
      Total assets ....................................  $   24,924,877
                                                         ===============



        The accompanying notes are an integral part of these statements.

                  JOHN ADAMS LIFE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEET--DECEMBER 31, 1995

                      LIABILITIES AND SHAREHOLDERS' EQUITY


LIABILITIES:

POLICY LIABILITIES
  Future life benefits and other policy obligations.   $   16,680,871

  Deferred revenue .................................          683,516
                                                       ---------------
                                                           17,364,387

DUE TO REINSURERS ..................................        1,415,079

OTHER LIABILITIES ..................................          635,494
                                                       ---------------
                                                           19,414,960
                                                       ---------------
CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value--
    Authorized--5,000,000 shares; no shares
      outstanding...................................            -
  Common stock, no par value--
    Authorized--15,000,000 shares
    Issued and outstanding 2,864,700 shares.........        6,254,547

  Net unrealized gain on bonds available for sale,
    net of deferred policy acquisition costs
    adjustment......................................           54,098

  Retained earnings--deficit........................         (779,978)
                                                       ---------------
                                                            5,528,667
  Unearned restricted stock compensation............          (18,750)
                                                       ---------------
                                                            5,509,917
                                                       ---------------
    Total liabilities and shareholders' equity......   $   24,924,877
                                                       ===============




        The accompanying notes are an integral part of these statements.

                  JOHN ADAMS LIFE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994



                                                  1995                 1994
                                              ------------         ------------
REVENUES:
   Premiums and policy charges............   $  1,542,540         $  1,931,605
   Premiums ceded.........................       (776,768)            (852,519)
                                             -------------        -------------
   Net Premiums and policy charges........        765,772            1,079,086
   Interest on policy loans...............        530,865              725,223
   Investment income, net.................        717,916              772,829
   Net realized investment gains (losses).        (45,882)               6,822
   Net unrealized investment gains(losses)        195,635             (448,124)
                                             -------------        -------------
                                                2,164,306            2,135,836
                                             -------------        -------------

BENEFITS AND EXPENSES:
   Benefits incurred .....................      1,209,079            2,501,559
   Reinsurance recoveries.................       (343,794)          (1,216,990)
                                             -------------        -------------
   Net benefits incurred..................        865,285            1,284,569
   Interest on policyholders'
     accumulation accounts................        478,516              528,101
   Operating costs and expenses...........        906,571            1,074,220
   Amortization of deferred policy
     acquisition costs ...................        116,951              164,722
                                             -------------        -------------
                                                2,367,323            3,051,612
                                             -------------        -------------
     Net loss.............................   $   (203,017)        $   (915,776)
                                             =============        =============

Net loss per share........................   $      (0.07)        $      (0.32)
                                             =============        =============



        The accompanying notes are an integral part of these statements.

                  JOHN ADAMS LIFE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994



                                        Common Stock
                                  ------------------------
                                                               Unearned        Net
                                                              Restricted    Unrealized     Retained
                                  Number of                     Stock        Gains *       Earnings
                                    Shares        Amount     Compensation    (Losses)     (Deficit)
                                  ---------     ----------   ------------   ----------    ----------
Balance at December 31, 1993....  2,864,700    $6,254,547    $  (93,750)   $  166,070    $  338,815

   Net loss.....................        -             -             -             -        (915,776)

   Amortization of Unearned
     Restricted Stock ..........        -             -          37,500           -             -

   Change in net unrealized
    gains on bonds net of
    deferred policy acquisition
    costs adjustment............        -             -             -        (464,056)          -
                                  ----------   -----------   -----------   -----------   -----------
Balance at December 31, 1994....  2,864,700     6,254,547       (56,250)     (297,986)     (576,961)

   Net loss ....................        -             -             -             -        (203,017)

   Amortization of Unearned
     Restricted Stock ..........        -             -          37,500           -             -

   Change in net unrealized
    losses on bonds, net of
    deferred policy acquisition
    costs adjustment ...........        -             -             -         352,084           -
                                  ----------   -----------   -----------   -----------   -----------
Balance at December 31, 1995....  2,864,700    $6,254,547    $  (18,750)   $   54,098    $ (779,978)
                                  ==========   ===========   ===========   ===========   ===========





* Relates to bonds available for sale.


        The accompanying notes are an integral part of these statements.

                  JOHN ADAMS LIFE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

                                                                         1995                       1994
                                                                    --------------             --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss................................................      $     (203,017)            $     (915,776)

     Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

       Net sales of bonds held for trading...................              60,898                  1,036,005
       Net realized investment losses (gains)................              45,882                     (6,822)
       Net unrealized investment (gains) losses..............            (195,635)                   448,124
       Net accretion of investment premiums and discounts....                 889                      1,136
       Policy loans..........................................             132,252                  1,793,049
       Reinsurance recoverable...............................           2,048,576                 (2,147,879)
       Accounts receivable...................................              10,473                      8,162
       Other assets..........................................             433,720                    (17,420)
       Deferred policy acquisition costs before effect of
         unrealized investment gains/losses..................            (491,500)                    41,612
       Accrued investment income.............................              32,352                     (8,782)
       Policy liabilities....................................          (2,351,231)                (1,389,487)
       Amortization of unearned restricted stock compensation              37,500                     37,500
       Amounts due to reinsurers.............................          (1,620,910)                 2,172,740
       Other liabilities.....................................             167,222                    311,069
                                                                   ---------------            ---------------
       Net cash provided by (used in) operating activities...          (1,892,529)                 1,363,231
                                                                   ---------------            ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:

       Purchases of investments..............................          (3,794,464)                (3,378,354)
       Sales, maturities and repayments of principal on
         investments.........................................           3,718,635                  2,113,129
                                                                   ---------------            ---------------
     Net cash used in investing activities...................             (75,829)                (1,265,225)
                                                                   ---------------            ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Policyholder fund receipts..............................           2,361,459                   (106,848)
                                                                   ---------------            ---------------
     Net cash provided by (used in) financing activities.....           2,361,459                   (106,848)
                                                                   ---------------            ---------------

INCREASE (DECREASE) IN CASH..................................             393,101                     (8,842)
CASH AT BEGINNING OF YEAR...................................             395,001                    403,843
                                                                   ---------------            ---------------
CASH AT END OF YEAR..........................................      $      788,102             $      395,001
                                                                   ==============             ==============


         The accompanying notes are an integral part of these statements.

                  JOHN ADAMS LIFE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1995


(1)  Summary of significant accounting policies

     Basis of presentation

The accompanying consolidated financial statements include the accounts of John Adams Life Corporation (the Company) and its subsidiaries, John Adams Life Insurance Company of America (the Life Company) and Firingline Corporation (Firingline). The Company is engaged through its subsidiaries in the sale and issuance of life and annuity insurance. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which vary from statutory accounting practices prescribed or permitted by insurance regulatory authorities.

Dividend payments to the Company by the Life Company are limited to the greater of ten percent of the Life Company's statutory capital and surplus as of the preceding year end, or the prior year's statutory net income. Dividend payments in excess of those amounts would require prior regulatory approval.

The Life Company is required by the California Department of Insurance to maintain statutory basis capital and surplus of $2,000,000 as of December 31, 1995. This amount will increase $700,000 per year through December 31, 1999, at which time its minimum statutory basis capital and surplus must be $5,000,000. The Life Company's statutory basis capital and surplus at December 31, 1995 is $2,000,276. This amount of capital and surplus results in a risk-based capital well in excess of the amount required by regulatory authorities. However, failure to meet the minimum capital and surplus targets could result in a regulatory review. Management recognizes that the Company must generate additional resources or other reductions in operating costs to enable it to continue operations. Management's plans include continued marketing of its existing single and flexible premium annuity products which management believes will be profitable. In addition, the Company's majority shareholder has the ability and intent to provide sufficient capital resources, if necessary, to fund its operations through December 31, 1996.

Statutory amounts of the Life Company are summarized as follows:

                                                 December 31,
                                            1995             1994
                                            ----             ----
Capital and surplus .................    $2,000,276       $1,767,263
                                         ==========       ==========

Net loss ............................    $  400,651       $  110,181
                                         ==========       ==========


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

In the event that a policyholder has borrowed up to the maximum cash value in the policy and does not pay the annual policy premium plus interest on the loan, the policy is lapsed. When a policy lapses, the loan is written off by a charge to surrender expense. Benefits incurred include approximately $1,190,000 and $860,000 in surrender expense for the years ended December 31, 1995 and 1994, respectively. Benefits incurred also include approximately $200,000 and $260,000 for the years ended December 31, 1995 and 1994 of excess interest paid to policyholders on traditional life insurance products. The calculation of the reserve for future policy benefits includes the cost of surrenders and excess interest in the overall reserve calculation.

Revenues for interest sensitive life policies and investment products consist of mortality charges for the cost of insurance, policy administration fees and surrender charges assessed to policy account balances. Expenses include interest credited to policy account balances and benefit claims incurred in excess of policy account balances.

     Deferred revenue

Deferred revenue represents the excess of premiums collected from policyholders over the cost of providing insurance. This profit is amortized into income over the life of the related insurance policy.

        Deferred policy acquisition costs

The costs of acquiring new business, principally the excess of new commissions over renewal commissions and other related policy underwriting and issuance costs, are capitalized and amortized over the policy term in proportion to related premium income for traditional life insurance products. For interest sensitive life-type contracts and investment contracts, deferred policy acquisition costs are amortized over the lives of the contracts in relation to the present value of the expected gross profits, which are comprised of net interest income, net realized investment gains and losses, surrender charges, mortality margins and policy administration fees and expenses. Amounts received from reinsurers representing reimbursements of the costs of acquiring new business are deferred and recognized over the policy term in proportion to related premiums paid to reinsurers. Reimbursements from reinsurers, which were deferred, totaled approximately $100,000 and $420,000 for the years ended December 31, 1995 and 1994, respectively.

See "Bonds" following regarding adjustment to deferred policy acquisition costs for unrealized gains (losses) on bonds available for sale.

Deferred policy acquisition costs, net of accumulated amortization at December 31, 1995 are summarized as follows:

  Total amount capitalized.................$5,403,024
  Reimbursement due to reinsurance.........(1,472,787)
                                           -----------
                                           $3,930,237
                                           ===========


        Reinsurance

Reinsurance premiums, commissions, and expense reimbursements on reinsured business are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums and benefits ceded to other companies have been reported as a reduction of premium revenue and benefits. Expense reimbursements received in connection with reinsurance ceded have been accounted for as a reduction of the related policy acquisition costs or, to the extent such reimbursements exceed the related acquisition costs, as other revenue. All reinsurance receivables are reported as assets.

        Bonds

In accordance with Statement of Financial Accounting Standards No. 115 (SFAS No.
115), "Accounting for Certain Investments in Debt and Equity Securities," bonds available for sale are carried at aggregate fair value, with net unrealized gains or losses credited directly to shareholders' equity, net of any adjustment to deferred policy acquisition costs (DPAC) and any applicable deferred tax. The DPAC offset to the unrealized appreciation or depreciation represents a valuation adjustment of DPAC that would have been required as a charge or credit to operations had such unrealized amounts been realized. At December 31, 1995, deferred acquisition costs were decreased by approximately $46,328 as a result of the unrealized loss on bonds available for sale. Bonds held for trading are carried at aggregate fair value with unrealized gains or losses credited to earnings. Realized gains and losses on the sale of bonds are recognized in operations at the date of sale and are determined using the specific cost identification method.

        Policy loans

Policy loans are recorded at the unpaid principal balance, less interest collected in advance. Interest on policy loans is recognized using the effective interest method.

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

        Income taxes

Deferred income tax assets and liabilities, if any, reflect the tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the corresponding amounts reported for income tax purposes. Deferred tax assets are also established for tax loss and credit carryforwards. A valuation allowance is required to the extent that it is more likely than not that a deferred tax asset will not be realized.

        Earnings per share

Earnings per share are computed on the basis of the weighted average number of shares outstanding during each year. The calculation of the weighted average number of shares outstanding includes the effect of stock equivalents arising from the Company's repurchase of its stock and the issuance of restricted stock. Weighted average shares outstanding totaled 2,864,700 in 1995 and 1994. The impact of stock options was not dilutive.

        Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ form those estimates.

        Reclassifications

Certain reclassifications of prior year amounts have been made to conform with current year classifications.

(2)     Significant transactions

The Company sells its policies through independent life insurance agents that are compensated on a commission basis. At December 31, 1995, the Company had contractual arrangements with approximately 390 agents. In 1995, two agencies provided approximately 82% of the Company's first year premium income.

In December 1994, the life Company entered into a coinsurance/assumption agreement with a Texas domiciled life insurance company (the "Reinsurer"). The agreement covered the Life Company's forty-eight single premium whole-life policies (a closed block of the Life Company's business) and provided for the transfer of all of the risks under these policies and the administration of the policies to the Reinsurer. The agreement also provides for complete assumption of the policies by the Reinsurer upon approval of the agreement by the California Department of Insurance. Such approval was received in March 1995. At December 31, 1994, no gain or loss resulted from this transaction other than a $177,000 loss recorded as a result of the sale of certain bonds in January 1995 to fund a reserve transfer. This transaction resulted in a statutory gain to the life Company of $303,000 in 1994.

(3)  Bonds

The amortized cost, gross unrealized gains and losses and estimated fair value of bonds at December 31, 1995, are as follows:

                                                   Gross Unrealized         Estimated
                                Amortized        ---------------------        Fair
    Available for Sale             Cost          Gains          Losses        Value
    ------------------        ------------     -------------------------   -----------
U.S. Government                $1,974,400        $16,725          -         $1,991,125
Corporate Securities              817,354         52,898          2,947        867,305
Mortgage-Backed Securities      4,919,035         90,792         77,921      4,931,906
Public Utilities Bonds          1,095,161         21,341            462      1,116,040
                              -----------      ---------     -----------   -----------
       Held for Sale           $8,805,950       $181,756        $81,330     $8,906,376
                              ===========      =========     ===========   ===========


                                                   Gross Unrealized         Estimated
                                Amortized        ---------------------        Fair
          Trading                  Cost          Gains          Losses        Value
          -------             ------------     -------------------------   -----------
Mortgage-Backed Securities     $1,588,940         25,466        $42,771     $1,571,635
Public Utilities Bonds            492,483         34,992          -            527,475
                              -----------      ---------     -----------   -----------
          Trading              $2,081,423        $60,458        $42,771     $2,099,110
                              ===========      =========     ===========   ===========

The amortized cost and estimated fair value of all bonds including those available for sale and trading are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

                                                December 31, 1995
                          ---------------------------------------------------------------
                                Available for Sale             Securities for Trading
                          ---------------------------------------------------------------
                                            Estimated                        Estimated
                             Amortized        Fair            Amortized        Fair
                                Cost          Value              Cost          Value
                            -----------    ----------         ----------     -----------
Maturity:
  Due 1997 - 2001            $100,000        $113,625               -               -
  Due after 2001            3,786,915       3,860,845           $492,483        $527,475
                           -----------    -----------        -----------     -----------
  Subtotal                  3,886,915       3,974,470            492,483         527,475
Mortgage-Backed Securities  4,919,035       4,931,906          1,588,940       1,571,635
                           -----------    -----------        -----------     -----------
                           $8,805,950      $8,906,376         $2,081,423      $2,099,110
                           ===========    ===========        ===========     ===========

Bonds with a fair value of $645,925 are on deposit with insurance regulatory authorities at December 31, 1995.

Proceeds from the sales of available for sale securities during 1995 and 1994 were $3,700,000 and $2,100,000; gross gains of $26,000 and $40,000 gross losses $72,000 and $33,000 were realized on those sales, respectively.

The components of net unrealized gains (losses) are as follows:


                                              1995                 1994
                                          ------------        ------------
Gross unrealized gains/losses on
  bonds available for sale.........       $   100,426          $  (705,379)
Deferred policy acquisition costs..           (46,328)             407,394
                                          ------------         ------------
                                          $    54,098          $  (297,985)
                                          ============         ============

Investment income, net of related expenses, was received from the following sources:

                                           For the years ended December 31,
                                        --------------------------------------
                                              1995                 1994
                                          ------------         ------------
Investment securities ............       $    750,318         $    834,016
Other ............................             16,678              (16,407)
                                         -------------        -------------
                                              766,996              817,609
Investment expenses ..............             49,080               44,780
                                         -------------        -------------
Investment income, net ...........       $    717,916         $    772,829
                                         =============        =============

Concentrations of credit risk with respect to bonds are limited due to the number of issues owned and their dispersion across many industries and geographic areas. Accordingly, at December 31, 1995, the Company had no significant concentration of credit risk.

The fair value for bonds is based on values obtained from independent pricing services.

The Company places its temporary cash investments with high-credit quality financial institutions and, by corporate policy, limits the amount of credit exposure to any one financial institution.

(4)  Future policy benefits

Ordinary insurance in force was $138,578,000 at December 31, 1995. Of this amount, $77,544,000 was reinsured.

The Life Company's maximum net retention on any one life is $50,000; however, it remains contingently liable with respect to any reinsurance ceded, and would become actually liable if the assuming company was unable to meet its obligations under the reinsurance treaties.

Under a modified coinsurance agreement, the Company maintains investments in a trust account for the benefit of the reinsurers and the policyholders. At December 31, 1995, the carrying value of the trust was $1,400,000 and is included in the Company's available for sale portfolio.

To minimize its exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers. As of December 31, 1995, Transamerica Occidental Life Insurance Company accounted for more than 10% of total amounts recoverable from all reinsurers. The remaining reinsurance recoverables were spread over seven reinsurers.

(5)  Income taxes

Income taxes do not bear the expected relationship to income because of differences in the recognition of revenue and expense for tax and financial reporting purposes. The tax effects of such differences at December 31, 1995 and 1994 are:

                                                1995                      1994
                                                ----                      ----
Federal income tax (benefit)
  at statutory rate                         $  (69,026)               $ (311,364)

Valuation allowance                             69,026                   311,364
                                            -----------               -----------
                                            $    -0-                  $     -0-
                                            ===========               ===========

The significant components of the Company's net deferred income tax asset at December 31, 1995 and 1994 are as follows:

                                                         1995             1994
                                                         ----             ----
Deferred Tax Assets

  Net operating loss carryforward                    $2,007,071       $1,771,856
  Deferred revenue                                      211,177          193,232
  Unrealized investment loss                              -              161,744
  Other                                                 193,502           74,173
                                                     -----------      -----------
          Subtotal                                   $2,411,750       $2,201,005

Deferred Tax Liabilities

  Deferred policy acquisition
    costs                                             1,277,662        1,131,915
  Difference in reserves for
    tax and financial
    reporting purposes                                  180,482          371,064
  Unrealized investment gain                             18,393            -
                                                     -----------      -----------
          Subtotal                                    1,476,537        1,502,979
Valuation allowance                                    (935,213)        (698,026)
                                                     -----------      -----------
          Total                                      $    -0-         $    -0-
                                                     ===========      ===========

The Company and Firingline join in the filing of a consolidated Federal tax return and a combined state tax return. The Life Company files a separate Federal return and has no state income tax filing requirements other than premium taxes. The Company and Firingline and the Life Company have reflected tax net operating losses on their respective Federal income tax returns for several years (including 1995).

The Company and Firingline's consolidated net operating loss carryforward at December 31, 1995 is approximately $1,900,000. The consolidated net operating losses will expire at various times between 1998 and 2099. The Life Company's net operating loss carryforward at December 31, 1995 is approximately $4,100,000. The Life Company's net operating losses will expire at various times between 1998 and 2009.

Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax will not be realized. As of December 31, 1995, the Company has deferred tax assets primarily attributable to net operating losses. As the Company has been experiencing tax net operating losses for several years, realization is considered uncertain and a valuation allowance has been recorded. The net increase in the valuation allowance for the year ended December 31, 1995 is approximately $225,860 to eliminate increases in the deferred tax asset.

Under the Life Insurance Company Income Tax Act of 1959, the Life Company was permitted to recognize certain deductions each year in determining gain or loss from operations. Such deductions were accumulated in a special tax memorandum account which was frozen at December 31, 1983 in the amount of $2,391,000 pursuant to the Deficit Reduction Act of 1984. This amount would be subject to tax if distributions are made therefrom or certain other criteria not met. Management is of the opinion that no federal income taxes applicable to "policyholders' surplus" will become payable in the foreseeable future.

(6)  Shareholders' equity

The Company currently has two stock option plans in effect and one expired stock option plan.

In 1985, the Company adopted an Incentive Stock Option Plan (The "1985 Stock Option Plan"), which authorizes the grant of options to purchase up to 400,000 shares of common stock to key employees of the Company; however, directors who are not employees and employees who own ten percent or more of the Company's common stock are not eligible to receive options under the 1985 Option Plan. Although this plan expired in 1995, and no additional options may be issued under it, there remain options outstanding and exercisable under this plan.

In 1990, the shareholders approved a non-statutory stock option plan (the "1990 Option Plan") for certain key employees, agents and consultants. The 1990 Option Plan allows for the granting of up to 800,000 shares. These options expire at the Company's determination or ten years after the date of grant or sooner pursuant to the stock option agreement. The Company, at its discretion, may grant, either by attachment to an option at time of grant, or on a separate basis, a Stock Appreciation Right. The Stock Appreciation Rights may be exercised only to the extent that the option to which it is attached is exercisable, or if issued separately, pursuant to the terms of the Stock Appreciation Rights Agreement under the 1990 Option Plan. At December 31, 1995, no Stock Appreciation Rights have been granted.

In 1990, the shareholders approved the Company's 1990 Non-Employee Director Stock Option Plan (the "Director Plan") for non-employee directors. Each non-employee member of the Board is eligible to receive an automatic option grant under the Director Plan in the amount of 10,000 shares of common stock upon his or her initial election or appointment to the Board and will be entitled to automatic grants of 5,000 common shares at each successive annual meeting at which he or she is elected a member of the Board. The Director Plan allows for the granting of up to 150,000 shares in total, and the options expire after 10 years from date of grant.

All options under the above noted plans are exercisable at prices not less than fair market value on the date of grant. The number of outstanding options are considered in determining earnings per share.

A summary of options outstanding at December 31, 1995, is as follows:

                             Options                                                 Option
                           Outstanding         Options         Options              Price of
                               and             Granted        Exercised           Outstanding
Option Plan                Exercisable         in 1995         in 1995              Options
- -----------                -----------         -------        ---------           -----------
1985 Option Plan              20,000                0             0             $1.50 to $12.63
1990 Option Plan             224,600           25,000             0             $0.50 to $ 1.06
Director Plan                 55,000           10,000             0             $0.41 to $ 1.38

No stock options have been exercised since the inception of any of the above plans.

Under employment and consulting agreements the Company issued 300,000 shares of restricted common stock in 1991. Rights in and to the securities vest, subject to the covenants stipulated in the agreements, as follows: 50,000 shares vested on July 1, 1992, and 250,000 shares will vest on July 1, 1996. The Company recognized $37,500 of expense related to these compensatory agreements during 1995 and 1994.

The Company has 5,000,000 shares of preferred stock authorized that are issuable in series with such rights, preferences, privileges and restrictions as the Board of Directors of the Company determines, including voting rights, redemption provisions, dividend rates, liquidation preferences and conversion rights. No such series are presently established and no shares of preferred stock were outstanding as of December 31, 1995.


(7)  Contingencies

In the normal course of business, the Company and its subsidiaries occasionally become parties to litigation. In the opinion of management, based on advice of legal counsel, there is no pending or threatened litigation involving the Company or its subsidiaries that will have a material adverse effect upon the financial condition or results of operations of the Company or its subsidiaries.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     JOHN ADAMS LIFE CORPORATION


                                                     By Benjamin A. DeMotto
                                                        ------------------------
                                                        Benjamin A. DeMotto
                                                        Chairman of the Board
                                                        and President

Date:  March 26, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                 Title                    Date
         ---------                 -----                    ----
Benjamin A. DeMotto       Chairman of the Board,       March 26, 1996
- ---------------------     Chief Executive Officer,
Benjamin A. DeMotto       President and Director




Nicholas Del Sesto        Executive Vice President     March 26, 1996
- ---------------------     and Director
Nicholas Del Sesto


Alvin S. Milder           Vice President, Secretary    March 26, 1996
- ---------------------     and Director
Alvin S. Milder


Robert E. Adams           Director                     March 26, 1996
- ---------------------
Robert E. Adams


L. E. Chenault            Director                     March 26, 1996
- ---------------------
L. E. Chenault


Bernadette de Vera        Controller                   March 26, 1996
- ---------------------
Bernadette de Vera

Exhibit
Number                      Description
- -------                     -----------
 2.1     Agreement and Plan of Reorganization with
         Firingline Corporation (1)
 3.1     Amended and Restated Articles of Incorporation (2)
 3.2     Bylaws (10)
 3.5     Amendment to Bylaws (10)
 4.1     See Articles 3(b), 5 and 6 of Amended
         Articles of Incorporation (Exhibit 3.1) (1)
 4.2     See Article 2 and Section 8.06 of Amended Bylaws
         (Exhibit 3.2) (6)
 4.3     Specimen Form of Common Stock Certificate (1)
10.1     Agreement and Plan of Reorganization
         (see Exhibit 2.1) (1)
10.2  *  Supervising General Agent's Commission Agreement
         between JALIC and Ozco Insurance Services, Inc.,
         assigned to Firingline Corporation in June 1985 (1)
10.5  *  1985 Incentive Stock Option Plan (1)
10.6     Certificate of Contribution No. 1 of Thomas W. Evans (1)
10.7     Certificate of Contribution No. 2 of Thomas W. Evans (1)
10.8     Shareholder Loan Restructuring Agreement (1)
10.10    Lease Agreement with Westside Associates, Ltd. (2)
10.14 *  1990 Stock Option Plan (3)
10.15 *  1990 Non-Employee Director Stock Option Plan (3)
10.16 *  1991 Employment Agreement with Benjamin A. DeMotto (4)
10.17 *  1985 Incentive Stock Option Plan (with 1991 Amendment) (5)
10.18 *  1990 Stock Option Plan (with 1991 Amendment) (5)
10.19 *  1990 Non-Employee Director Stock Option Plan (with 1991 Amendment) (5)
10.20    Addendum No. 2 to Lease Agreement with Westside Associates, Ltd. (5)
10.21 *  1994 Employment Agreement with Benjamin A. DeMotto (7)
10.22    Quota share Coinsurance, Assumption Reinsurance Agreement, effective December 31, 1994, between JALIC and Central United
         Life Insurance Company of Houston, Texas (9)
10.23    Promissory Note dated January 24, 1996, issued to Benjamin A. DeMotto for $285,000 loan (11)
10.24    Promissory Note dated February 9, 1996, issued to Benjamin A. DeMotto, for $92,000 loan (11)
16.1     Letter from Price Waterhouse LLP, dated December 21, 1994, regarding change of independent auditors (8)
21.1     List of Subsidiaries (1)
27       Financial Data Schedule (11)
28.1     Amended Certificate of Authority of JALIC issued
         by the California Department of Insurance (1)

- ------------------------
(1) Previously filed with Registrant's Registration Statement No. 2-99302 on Form S-1, effective September 18, 1985. **

(2) Previously filed with Registrant's Quarterly Report on Form 10-Q for the quarter ending June 30, 1988. **

(3) Previously filed with Registrant's Quarterly Report on Form 10-Q for the quarter ending September 30, 1990. **

(4) Previously filed with Registrant's Quarterly Report on Form 10-Q for the quarter ending June 30, 1991. **

(5) Previously filed with Registrant's Annual Report on Form 10-K for the fiscal year ending December 31, 1991. **

(6) Previously filed with Registrant's Quarterly Report on Form 10-QSB for the quarter ending March 31, 1994. **

(7) Previously filed with Registrant's Quarterly Report on Form 10-QSB for the quarter ending September 30, 1994. **

(8) Previously filed with Registrant's Report on Form 8-K filed December 23, 1994. **

(9) Previously filed with Registrant's Report on Form 10-KSB for the fiscal year ending December 31, 1994. **

(10) Previously filed with Registrant's Report on Form 10-QSB for the quarter ending March 31, 1995. **

(11)  Filed herewith.


 * The documents filed or incorporated by reference as Exhibits 10.2, 10.5, 10.14 through 10.19, and 10.21 hereto constitute management contracts or compensatory plans or arrangements.

 ** Incorporated by reference from the documents described above.