Form 10QSB
period 1996-03-31
ADAMS JOHN LIFE CORP
filed 1996-05-15
CIK 773727

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------
                                   FORM 10-QSB
                                   -----------

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from                 to
                                        ----------------  ---------------

                         Commission file number 0-13969

                      JOHN ADAMS LIFE CORPORATION
- - --------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         California                                               95-4081667
- - -------------------------------                                ----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

      11845 W. Olympic Boulevard, Suite 905, Los Angeles, California 90064
- - --------------------------------------------------------------------------------
                    (Address of principal executive offices)

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
Yes  x   No
    ---    ---

         The number of shares outstanding of the issuer's common stock (no par value) as of May 13, 1996, was 2,864,700.

         Transitional Small Business Disclosure Format (check one):

Yes     No  x
    ---    ---

                           JOHN ADAMS LIFE CORPORATION
                                   FORM 10-QSB
                                 MARCH 31, 1996

                                      INDEX

                                                                       PAGE NO.
PART 1.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Consolidated Balance Sheet - March 31, 1996
         (Unaudited)                                                      3

         Consolidated Statements of Operations -
         Three months ended March 31, 1996 and 1995
         (Unaudited)                                                      5

         Consolidated Statements of Cash Flows -
         Three months ended March 31, 1996 and 1995
         (Unaudited)                                                      6

         Notes to Consolidated Financial Statements
         (Unaudited)                                                      7

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                             10

PART II.          OTHER INFORMATION                                      12

                  JOHN ADAMS LIFE CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEET--MARCH 31, 1996

                                     ASSETS
                                   (UNAUDITED)

CASH AND INVESTMENTS

  Cash ........................................................      $   343,827

  Bonds:

    Available for sale, at fair value
    (amortized cost of $13,166,856) ...........................       13,112,724


  Policy loans, net of unearned interest of $312,852 ..........        6,186,609
                                                                     -----------
                                                                      19,643,160

REINSURANCE RECOVERABLE .......................................        2,619,032

DEFERRED POLICY ACQUISITION COSTS, less reimbursement
    of deferred policy acquisition costs due
      to reinsurance ..........................................        4,280,777

ACCOUNTS RECEIVABLE ...........................................           24,320

ACCRUED INVESTMENT INCOME .....................................          161,471

OTHER ASSETS ..................................................          546,828
                                                                     -----------
      Total assets ............................................      $27,275,588
                                                                     ===========

        The accompanying notes are an integral part of these statements.

                  JOHN ADAMS LIFE CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEET--MARCH 31, 1996

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


LIABILITIES:

POLICY LIABILITIES
  Future life benefits and other policy obligations .........      $18,498,769

  Deferred revenue ..........................................          709,156
                                                                   -----------
                                                                    19,207,925


DUE TO REINSURERS ...........................................        1,831,073

OTHER LIABILITIES ...........................................          946,366
                                                                   -----------
                                                                    21,985,364
                                                                   -----------
CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value--
    Authorized--5,000,000 shares; no shares
      outstanding ...........................................            -
  Common stock, no par value--
    Authorized--15,000,000 shares
    Issued and Outstanding--2,864,700 shares ................        6,254,547

  Net unrealized loss on bonds available for sale,
    net of deferred policy acquisition costs
      adjustments ...........................................          (29,160)


  Retained earnings - deficit ...............................         (925,788)
                                                                   -----------
                                                                     5,299,599
  Unearned restricted stock compensation ....................           (9,375)
                                                                   -----------
                                                                     5,290,224
                                                                   -----------
    Total liabilities and shareholders' equity ..............      $27,275,588
                                                                   ===========


        The accompanying notes are an integral part of these statements.

                  JOHN ADAMS LIFE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

         FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995 (UNAUDITED)


                                                        1996            1995
                                                      ---------       ---------
REVENUES:
   Premiums and policy charges .................      $ 282,925       $ 313,233
   Premiums ceded ..............................       (132,490)       (147,005)
                                                      ---------       ---------
   Net Premiums and policy charges .............        150,435         166,228
   Interest on policy loans ....................        137,294         113,305
   Investment income, net ......................        192,168         176,437
   Net realized investment gains (losses) ......           (374)         (4,136)
   Net unrealized investment gains(losses) .....           -             66,400
                                                      ---------       ---------
                                                        479,523         518,234
                                                      ---------       ---------

BENEFITS AND EXPENSES:
   Benefits incurred ...........................        443,622         181,319
   Reinsurance recoveries ......................       (215,182)        (16,477)
                                                      ---------       ---------
   Net benefits incurred .......................        228,440         164,842
   Interest on policyholders'
     accumulation accounts .....................        158,020         100,314
   Operating costs and expenses ................        171,078         324,950
   Amortization of deferred policy
     acquisition costs .........................         58,265         (56,427)
                                                      ---------       ---------
                                                        615,803         533,679
                                                      ---------       ---------
     Net loss ..................................      $(136,280)      $ (15,445)
                                                      =========       =========

Net loss per share .............................      $   (0.05)      $   (0.01)
                                                      =========       =========

         The accompanying notes are an integral part of these statements.

                  JOHN ADAMS LIFE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             THREE MONTHS ENDED MARCH 31, 1996 AND 1995 (UNAUDITED)

                                                                                      1996            1995
                                                                                  -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss ..............................................................      $  (136,280)      $   (15,445)

     Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
       Net sales of bonds held for trading .................................             -               11,543
       Net realized investment losses (gains) ..............................              374             4,136
       Net unrealized investment (gains) losses ............................             -              (66,400)
       Net accretion of investment premiums and discounts ..................            6,971            (1,063)
       Policy loans ........................................................             (139)          (45,894)
       Reinsurance recoverable .............................................          (57,146)        2,185,082
       Accounts receivable .................................................          (14,846)           (3,833)
       Other assets ........................................................         (244,823)          306,580
       Deferred policy acquisition costs before effect of
         unrealized investment gains/losses ................................         (279,240)         (102,304)
       Accrued investment income ...........................................          (20,254)           53,673
       Policy liabilities ..................................................         (229,581)       (1,523,403)
       Amortization of unearned restricted stock compensation ..............            9,375             9,375
       Amounts due to reinsurers ...........................................          415,994        (1,591,949)
       Other liabilities ...................................................          310,872          (341,444)
                                                                                  -----------       -----------
       Net cash provided by (used in) operating activities .................         (238,723)       (1,121,346)
                                                                                  -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

       Purchases of investments ............................................       (2,678,337)         (110,342)
       Sales, maturities and repayments of principal on
         investments .......................................................          399,666         2,003,068
                                                                                  -----------       -----------
     Net cash used in investing activities .................................       (2,278,671)        1,892,726
                                                                                  -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Policyholder fund receipts ............................................        2,073,119          (386,927)
                                                                                  -----------       -----------
     Net cash provided by (used in) financing activities ...................        2,073,119          (386,927)
                                                                                  -----------       -----------

INCREASE (DECREASE) IN CASH ................................................         (444,275)          384,453
CASH AT BEGINNING OF YEAR ..................................................          788,102           395,001
                                                                                  -----------       -----------
CASH AT END OF YEAR ........................................................      $   343,827       $   779,454
                                                                                  ===========       ===========


        The accompanying notes are an integral part of these statements.

                  JOHN ADAMS LIFE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1996
                                   (UNAUDITED)


Summary of significant accounting policies

     Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal accruals) considered necessary for a fair presentation have been included. In addition, these accounting principles differ in certain material respects from the accounting practices prescribed by various insurance regulatory authorities. The results of operations for the three months ended March 31, 1996, are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1995, contained in the Company's 1995 Annual Report to Shareholders. Certain items have been reclassified to conform to the current year's presentation.

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

Deferred acquisition costs, net of accumulated amortization at March 31, 1996, are summarized as follows:


        Total amount capitalized ..................      $ 5,740,054
        Reimbursement due to reinsurance ..........       (1,459,277)
                                                         -----------
                                                         $ 4,280,777
                                                         ===========

     Bonds

Bonds available for sale are carried at aggregate market value, with net unrealized holding losses charged directly to shareholders' equity. The change in net unrealized holding loss on bonds available for sale charged to shareholders' equity was $29,160 for the three months ended March 31, 1996. Realized gains and losses on the sale of bonds are recognized in operations at the date of sale and are determined using the specific cost identification method, in accordance with the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

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

     Income taxes

The adoption of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" did not have a material effect on the financial position or results of operations of the Company, in the first three months of 1996

    Earnings per share

Earnings per share are computed on the basis of the weighted average number of shares outstanding during each year. The calculation of the weighted average number of shares outstanding includes the effect of stock equivalents arising from the Company's repurchase of its stock and the issuance of restricted stock. Weighted average shares outstanding totaled 2,864,700, at March 31, 1996 and 1995. The impact of stock options was not dilutive.

                  JOHN ADAMS LIFE CORPORATION AND SUBSIDIARIES

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995


Results of Operations

         The net loss in the first quarter of 1996 totaled $136,000 or $.05 per share compared to a net loss of $15,000 or $.01 per share for the comparable period of 1995.

         The increase in the net loss for the three months ended March 31, 1996, compared to the comparable period in 1995, is due primarily to an increase in amortization of deferred policy acquisition costs, an increase in net benefits incurred, and a decrease in net unrealized investment gains. These factors were partially offset by the decrease in operating costs and expenses.

         During the first quarter of 1996 compared to the first quarter of 1995, operating costs and expenses decreased by $154,000 due primarily to the Company's restructuring program.

         Net premiums and policy charges in the first quarter of 1996 decreased to $150,000 from $166,000 in the first quarter of 1996. The Company has changed its sales emphasis to annuities. The premiums shown on the Company's consolidated statement of operations in accordance with GAAP consist of premiums received for traditional whole-life and term life insurance products. Premiums collected by the Company for interest sensitive whole-life, and single and flexible premium deferred annuities are not reported as premium revenues, but rather are reported as policy liabilities. With respect to these products, revenues are recognized over time in the form of investment income on invested funds, surrender charges and mortality and other charges deducted from the policyholders' account balances. The deposit-type funds (premiums) collected by the Company for annuities (on a statutory accounting basis as set forth in the Company's statutory financial statements filed with state insurance departments) were $1,992,000 in the first quarter of 1996, and $383,000 in the first quarter of 1995.

         There were no net unrealized investment gains or losses in the first quarter of 1996, as the Company reclassified its bonds held for trading to bonds available for sale thereby placing all of its bonds in the same category.

         Revenues from interest sensitive life policies, consisting of mortality charges, policy administration fees and surrender charges assessed to policy account values decreased to $152,000 in the first quarter of 1996 from $192,000 in the first quarter of 1995.

         Interest on policy loans and net investment income increased to $329,000 in the first quarter of 1996 from $290,000 in the first quarter of 1995.

         Amortization of deferred acquisition costs increased primarily due to revised assumptions included in estimates of future gross profits relating to investment and mortality margins based upon actual experience for the Company's interest sensitive life products.


Liquidity and Capital Resources

         The Company's investments in policy loans tends to enhance liquidity, since liabilities of the Company on surrenders of whole- life paid-up at age 70 or 80 policies can be satisfied largely through the discharge of the policy loan, with very little net cash outflow.

         Management considers its liquidity position to be adequate. The Company does not invest in high-risk bonds, it keeps tight controls on expenditures, and its products are structured in such a way that commission expenses and policy loans are usually less than premium revenues, reinsurance allowances and interest on policy loans paid in advance. Developing and writing new life insurance, however, can result in a reduction of statutory capital and surplus because the Company establishes statutory reserves for future policy benefits and incurs a noncash liability for unearned policy loan interest that exceeds the premium revenue associated with the new policy. JALIC's statutory capital and surplus at March 31, 1996, was $2,003,646.

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







                                             JOHN ADAMS LIFE CORPORATION




Date:  May 13, 1996                          By:  Benjamin A. DeMotto
                                                  -------------------
                                                  Benjamin A. DeMotto
                                                  Chairman of the Board
                                                  and President







Date:  May 13, 1996                          By:  Bernadette de Vera
                                                  ------------------
                                                  Bernadette de Vera
                                                  Controller