Form 10QSB
period 1996-06-30
ADAMS JOHN LIFE CORP
filed 1996-08-13
CIK 773727

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

       FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                               EXCHANGE ACT

       For the transition period from________ to ________

                         Commission file number 0-13969

                            JOHN ADAMS LIFE CORPORATION
                            ---------------------------
       (Exact name of small business issuer as specified in its charter)


         California                               95-4081667
- -------------------------------            -------------------------
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)                Identification No.)


11845 W. Olympic Boulevard, Suite 905, Los Angeles, California 90064
- --------------------------------------------------------------------
                    (Address of principal executive offices)

                           Issuer's telephone number:
                                 (310) 444-5252

Former Address:  Not Applicable

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.  Yes   x
No _____

The number of shares outstanding of the issuer's common stock (no par value) as of August 12, 1996, was 2,864,700.

         Transitional Small Business Disclosure Format (check one):

Yes        No   x
   -------   -------

                          JOHN ADAMS LIFE CORPORATION
                                  FORM 10-QSB
                                 JUNE 30, 1996


                                     INDEX

                                                               PAGE NO.

PART 1.  FINANCIAL INFORMATION

         Item 1.  Financial Statements


         Consolidated Balance Sheet - June 30, 1996
         (Unaudited)                                             3

         Consolidated Statements of Operations -
         Three and six months ended June 30, 1996 and 1995
         (Unaudited)                                             5

         Consolidated Statements of Cash Flows -
         Three and six months ended June 30, 1996 and 1995
         (Unaudited)                                             6

         Notes to Consolidated Financial Statements
         (Unaudited)                                             7


         Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations                                  10


PART II.      OTHER INFORMATION                                 12

                  JOHN ADAMS LIFE CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEET--JUNE 30, 1996

                                     ASSETS
                                  (UNAUDITED)




CASH AND INVESTMENTS

  Cash.................................................  $      571,650

  Bonds:

    Available for sale, at fair value
    (amortized cost of $13,945,821).....................     13,564,222


  Policy loans, net of unearned interest of $222,490...       6,263,363
                                                         ---------------
                                                             20,399,235

REINSURANCE RECOVERABLE................................       2,373,041

DEFERRED POLICY ACQUISITION COSTS, less reimbursement
    of deferred policy acquisition costs due
      to reinsurance...................................       4,599,843

ACCOUNTS RECEIVABLE....................................          19,004

ACCRUED INVESTMENT INCOME..............................         195,310

OTHER ASSETS...........................................         410,919
                                                         ---------------
      Total assets ....................................  $   27,997,352
                                                         ===============





        The accompanying notes are an integral part of these statements.

                  JOHN ADAMS LIFE CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEET--JUNE 30, 1996

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                  (UNAUDITED)




LIABILITIES:

POLICY LIABILITIES
  Future life benefits and other policy obligations.   $   19,230,469

  Deferred revenue .................................          704,832
                                                       ---------------
                                                           19,935,301


DUE TO REINSURERS ..................................        1,909,459

OTHER LIABILITIES ..................................        1,001,279
                                                       ---------------
                                                           22,846,039
                                                       ---------------
CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value--
    Authorized--5,000,000 shares; no shares
      outstanding...................................            -
  Common stock, no par value--
    Authorized--15,000,000 shares
    Issued and Outstanding--2,864,700 shares........        6,254,547

  Net unrealized loss on bonds available for sale,
    net of deferred policy acquisition costs
      adjustments...................................         (205,562)


  Retained earnings - deficit.......................         (897,672)
                                                       ---------------
                                                            5,151,313
  Unearned restricted stock compensation............          -
                                                       ---------------
                                                            5,151,313
                                                       ---------------
    Total liabilities and shareholders' equity......   $   27,997,352
                                                       ===============




        The accompanying notes are an integral part of these statements.

                  JOHN ADAMS LIFE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                  Three Months Ended           Six Months Ended
                                       June 30                     June 30
                                  ---------------------------------------------

                                                  1996                 1995              1996                1995
                                                  ----                 ----              ----                ----
REVENUES:
   Premiums and policy charges............   $    362,035         $    426,842     $    644,960        $    740,075
   Premiums ceded.........................       (146,982)            (189,673)        (279,472)           (336,678)
                                             -------------        -------------    -------------       -------------
   Net Premiums and policy charges........        215,053              237,169          365,488             403,397
   Interest on policy loans...............        160,733              132,734          298,027             246,039
   Investment income, net.................        282,008              172,414          474,176             348,851
   Net realized investment losses.........         (1,886)              (1,266)          (2,260)             (5,402)
   Net unrealized investment gains........           -                  52,197             -                118,597
                                             -------------        -------------    -------------       -------------
                                                  655,908              593,248        1,135,431           1,111,482
                                             -------------        -------------    -------------       -------------

BENEFITS AND EXPENSES:
   Benefits incurred .....................        246,469              243,845          690,091             425,164
   Reinsurance recoveries.................       (133,104)              (2,764)        (348,286)            (19,241)
                                             -------------        -------------    -------------       -------------
   Net benefits incurred..................        113,365              241,081          341,805             405,923
   Interest on policyholders'
     accumulation accounts................        203,185              104,397          361,205             204,711
   Operating costs and expenses...........        254,700              218,860          425,778             543,810
   Amortization of deferred policy
     acquisition costs ...................         56,543               54,692          114,808              (1,735)
                                             -------------        -------------    -------------       -------------
                                                  627,793              619,030        1,243,596           1,152,709
                                             -------------        -------------    -------------       -------------
     Net income (loss)....................   $     28,115         $    (25,782)    $   (108,165)       $    (41,227)
                                             =============        =============    =============       =============

Net income (loss) per share...............   $       0.01         $      (0.01)    $      (0.04)       $      (0.01)
                                             =============        ==============   =============       =============





        The accompanying notes are an integral part of these statements.

                  JOHN ADAMS LIFE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              SIX MONTHS ENDED JUNE 30, 1996 AND 1995 (UNAUDITED)

                                                                         1996                       1995
                                                                    --------------             --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss................................................      $     (108,165)            $      (41,227)

     Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

       Net sales of bonds held for trading...................                -                        23,599
       Net realized investment losses........................               2,260                      5,402
       Net unrealized investment gains.......................                -                      (118,597)
       Net accretion of investment premiums and discounts....               5,998                        (58)
       Policy loans..........................................             (76,893)                   (12,763)
       Reinsurance recoverable...............................             188,845                  2,126,787
       Accounts receivable...................................              (9,530)                     1,716
       Other assets..........................................            (108,914)                   264,313
       Deferred policy acquisition costs before effect of
         unrealized investment gains/losses..................            (447,241)                  (214,632)
       Accrued investment income.............................             (54,093)                    54,571
       Policy liabilities....................................            (404,890)                (2,226,081)
       Amortization of unearned restricted stock compensation              18,750                     18,750
       Amounts due to reinsurers.............................             494,380                 (1,521,898)
       Other liabilities.....................................             365,786                   (346,374)
                                                                   ---------------            ---------------
       Net cash used in operating activities.................            (133,707)                (1,986,492)
                                                                   ---------------            ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:

       Purchases of investments..............................          (3,645,541)                (1,653,486)
       Sales, maturities and repayments of principal on
         investments.........................................             586,992                  2,768,606
                                                                   ---------------            ---------------
     Net cash provided by (used in) investing activities.....          (3,058,549)                 1,115,120
                                                                   ---------------            ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Policyholder fund receipts..............................           2,975,804                    792,654
                                                                   ---------------            ---------------
     Net cash provided by financing activities...............           2,975,804                    792,654
                                                                   ---------------            ---------------

DECREASE IN CASH.............................................            (216,452)                   (78,718)
CASH AT BEGINNING OF YEAR....................................             788,102                    395,001
                                                                   ---------------            ---------------
CASH AT END OF PERIOD........................................      $      571,650             $      316,283
                                                                   ===============            ===============



        The accompanying notes are an integral part of these statements.

                  JOHN ADAMS LIFE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1996
                                  (UNAUDITED)


Summary of significant accounting policies

         Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal accruals) considered necessary for a fair presentation have been included. In addition, these accounting principles differ in certain material respects from the accounting practices prescribed by various insurance regulatory authorities. The results of operations for the three months and six months ended June 30, 1996, are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1995, contained in the Company's 1995 Annual Report to Shareholders. Certain items have been reclassified to conform to the current year's presentation.

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

Deferred acquisition costs, net of accumulated amortization at June 30, 1996, are summarized as follows:


         Total amount capitalized.............. $6,044,455
         Reimbursement due to reinsurance ......(1,444,612)
                                                -----------
                                                $4,599,843
                                                ===========

         Bonds

Bonds available for sale are carried at aggregate market value, with net unrealized holding losses charged directly to shareholders' equity. The change in net unrealized holding loss on bonds available for sale charged to
shareholders' equity was   $205,562 for the six months ended June 30, 1996.
Realized gains and losses on the sale of bonds are recognized in operations at the date of sale and are determined using the specific cost identification method, in accordance with the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

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

         Income taxes

The adoption of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" did not have a material effect on the financial position or results of operations of the Company, in the six months of 1996.

         Earnings per share

Earnings per share are computed on the basis of the weighted average number of shares outstanding during each year. The calculation of the weighted average number of shares outstanding includes the effect of stock equivalents arising from the Company's repurchase of its stock and the issuance of restricted stock. Weighted average shares outstanding totaled 2,864,700, at June 30, 1996 and 1995. The impact of stock options was not dilutive.

                  JOHN ADAMS LIFE CORPORATION AND SUBSIDIARIES

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

Results of Operations

         The net income in the second quarter of 1996 totaled $28,000 or $.01 per share compared to a net loss of $26,000 or $.01 per share for the comparable period of 1995. For the six months, there was a net loss of $108,000 or $.04 per share in 1996, compared to a net loss of $41,000 or $.01 per share in 1995.

         The net income for the three months ended June 30, 1996, compared to the net loss for the comparable period in 1995, is due primarily to increases in net premiums, interest on policy loans and net investment income.

         Net premiums and policy charges during the first six months of 1996 decreased to $365,000 from $403,000 for the comparable period of 1995. The Company has changed its sales emphasis to annuities. The premiums shown on the Company's consolidated statement of operations in accordance with GAAP consist of premiums received for traditional whole-life and term life insurance products. Premiums collected by the Company for interest sensitive whole-life, and single and flexible premium deferred annuities are not reported as premium revenues, but rather are reported as policy liabilities. With respect to these products, revenues are recognized over time in the form of investment income on invested funds, surrender charges and mortality and other charges deducted from the policyholders' account balances. The deposit-type funds (premiums) collected by the Company for annuities (on a statutory accounting basis as set forth in the Company's statutory financial statements filed with state insurance departments) were $954,000 in the second quarter of 1996, and $393,000 in the second quarter of 1995, and were $2,946,000 for the first six months ended June 30, 1996 and $776,000 for the comparable period of 1995.

         There were no net unrealized investment gains or losses for the first six months of 1996, as the Company reclassified its bonds held for trading to bonds available for sale thereby placing all of its bonds in the same category.

         Revenues from interest sensitive life policies, consisting of mortality charges, policy administration fees and surrender charges assessed to policy account values increased to $172,000 in the second quarter of 1996 from $159,000 in the second quarter of 1995. For the six months, revenues from interest sensitive policies decreased to $324,000 in 1996 from $352,000 in 1995.

         Interest on policy loans and net investment income increased to $772,000 for the first six months ending June 30, 1996 from $595,000 for the comparable period in 1995.

         The increase in the amortization of deferred acquisition costs during the six months ending June 30, 1996, as compared to 1995, is primarily due to revised assumptions included in estimates of future gross profits relating to investment and mortality margins based upon actual experience for the Company's interest sensitive life products.


Liquidity and Capital Resources

         The Company's investments in policy loans tends to enhance liquidity, since liabilities of the Company on surrenders of whole-life paid-up at age 70 or 80 policies can be satisfied largely through the discharge of the policy loan, with very little net cash outflow.

         The Company does not invest in high-risk bonds, it keeps tight controls on expenditures, and its products are structured in such a way that commission expenses and policy loans are usually less than premium revenues, reinsurance allowances and interest on policy loans paid in advance.
Developing and writing new life insurance, however, can result in a reduction of statutory capital and surplus because the Company establishes statutory reserves for future policy benefits and incurs a noncash liability for unearned policy loan interest that exceeds the premium revenue associated with the new policy. JALIC's statutory capital and surplus at June 30, 1996, was $1,937,380. JALIC is negotiating a reinsurance agreement, which if consummated will increase JALIC's capital and surplus to an amount in excess of the goal of $2,350,000 for June 30, 1996, established by the California Department of Insurance. If the reinsurance agreement is not consummated and if the sale agreement referred to below is not completed, the Company will seek to borrow the funds necessary to meet the goal.

         On June 7, 1996, the Company signed a letter of intent with Unified Life Insurance Company ("Unified"), a Texas corporation, for the sale by the Company of its 99.6% interest in JALIC to Unified. The Company is negotiating the terms of the sale agreement with Unified. The purchase price set forth in the letter of intent for the shares of JALIC common stock owned by the Company is $4.3 million, subject to various adjustments. There is no assurance that the final agreement with Unified for the sale of JALIC will be entered into.

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

Item 2.          Changes in Securities - Not applicable.

Item 3.          Defaults Upon Senior Securities - Not applicable.

Item 4.          Submission of Matters to a Vote of Security Holders

                 (a) The Company held its Annual Meeting of Shareholders on
                     June 6, 1996.

                 (b) and (c) The following directors were elected at the
                     June 6, 1996 meeting:


                 Director             *Votes:   For        Withheld
                 --------                       ---        --------
                 Robert E. Adams             2,478,869       8,700
                 L.E. Chenault               2,478,869       8,700
                 Nicholas Del Sesto          2,478,869       8,700
                 Benjamin A. De Motto        2,478,869       8,700
                 Alvin S. Milder             2,478,869       8,700

                 *The Company had 2,864,700 shares outstanding on the
                  record date, April 12, 1996.

                 The ratification of the Board of Directors' selection of Ernst & Young as the Company's independent public accountants for the year ending December 31, 1996, was also voted on at the Annual Meeting. The votes were:

                          For:       2,487,269
                          Against:         -0-
                          Abstain:         300

Item 5.          Other Information - Not applicable.

Item 6.          Exhibits and Reports on Form 8-K

                 (a) Reports on Form 8-K: On June 13, 1996, the Company filed a report on Form 8-K, dated June 7, 1996; the item reported on this form was the Company's signing of a letter of intent for the sale to Unified Life Insurance Company of the shares of the common stock of John Adams Life Insurance Company of America.

                (b) Exhibits.

Exhibit
Number                                     Description
- ------                                     -----------
2.1              Agreement and Plan of Reorganization with Firingline
                 Corporation (1)
3.1              Amended and Restated Articles of Incorporation (2)
3.2              Bylaws (10)
3.5              Amendments to Bylaws (10)
4.1              See Articles 3(b), 5 and 6 of Amended Articles of Incorporation
                 (Exhibit 3.1) (2)
4.2              See Article 2 and Section 8.06 of the Bylaws (Exhibit 3.2) (10)
4.3              Specimen Form of Common Stock Certificate (1)
10.1             Agreement and Plan of Reorganization (see Exhibit 2.1) (1)
10.2  *          Supervising General Agent's Commission Agreement between
                 JALIC and Ozco Insurance Services, Inc., assigned to
                 Firingline Corporation in June 1985 (1)
10.6             Certificate of Contribution No. 1 of Thomas W. Evans (1)
10.7             Certificate of Contribution No. 2 of Thomas W. Evans (1)
10.8             Shareholder Loan Restructuring Agreement (1)
10.10            Lease Agreement with Westside Associates, Ltd. (2)
10.14 *          1990 Stock Option Plan (3)
10.15 *          1990 Non-Employee Director Stock Option Plan (3)
10.16 *          1991 Employment Agreement with Benjamin A. DeMotto (4)
10.17 *          1985 Incentive Stock Option Plan (with 1991 Amendment) (5)
10.18 *          1990 Stock Option Plan (with 1991 Amendment) (5)
10.19 *          1990 Non-Employee Director Stock Option Plan (with 1991
                 Amendment) (5)
10.20            Addendum No. 2 to Lease Agreement with Westside Associates,
                 Ltd. (5)
10.21 *          1994 Employment Agreement with Benjamin A. DeMotto (7)
10.22            Quota share Coinsurance, Assumption Reinsurance Agreement, effective December 31, 1994, between JALIC and
                 Central United Life Insurance Company of Houston, Texas (9)
10.23            Promissory Note dated January 24, 1996, issued to Benjamin A.
                 DeMotto for a loan (11)
10.24            Promissory Note dated February 9, 1996, issued to Benjamin A.
                 DeMotto, for a loan (11)
10.25            Letter of intent, dated June 7, 1996, for the sale of JALIC to
                 Unified Life Insurance Company (12)
16.1             Letter from Price Waterhouse LLP, dated December 21, 1994, regarding change of independent auditors (8)
21.1             List of Subsidiaries (1)
28.1             Amended Certificate of Authority of JALIC issued by the
                 California Department of Insurance (1)

________________________

( 1) Previously filed with Registrant's Registration Statement No. 2-99302 on Form S-1, effective September 18, 1985. **

( 2) Previously filed with Registrant's Quarterly Report on Form 10-Q for the quarter ending June 30, 1988. **

( 3) Previously filed with Registrant's Quarterly Report on Form 10-Q for the quarter ending September 30, 1990. **

( 4) Previously filed with Registrant's Quarterly Report on Form 10-Q for the quarter ending June 30, 1991. **

( 5) Previously filed with Registrant's Annual Report on Form 10-K for the fiscal year ending December 31, 1991. **

( 6) Previously filed with Registrant's Quarterly Report on Form 10-QSB for the quarter ending March 31, 1994. **

( 7) Previously filed with Registrant's Quarterly Report on Form 10-QSB for the quarter ending September 30, 1994. **

( 8) Previously filed with Registrant's Report on Form 8-K filed December 23, 1994. **

( 9) Previously filed with Registrant's Report on Form 10-KSB for the fiscal year ending December 31, 1994. **

(10) Previously filed with Registrant's Report on Form 10-QSB for the quarter ending March 31, 1995. **

(11) Previously filed with Registrant's Report on Form 10-KSB for the fiscal year ending December 31, 1995. **

(12)  Previously filed with Registrant's Report on Form 8-K filed June 13,
      1996.  **



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





                                        JOHN ADAMS LIFE CORPORATION






Date:  August 12, 1996                  By:      Benjamin A. DeMotto
                                                 ----------------------
                                                 Benjamin A. DeMotto
                                                 Chairman of the Board
                                                 and President





Date:  August 12, 1996                  By:      Bernadette de Vera
                                                 -----------------------
                                                 Bernadette de Vera
                                                 Controller