Form 10QSB/A
period 1996-09-30
ADAMS JOHN LIFE CORP
filed 1996-11-19
CIK 773727

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10QSB/A
                                                 Commission File Number 0-13969

                       AMENDMENT TO APPLICATION OR REPORT
                   FILED PURSUANT TO SECTION 12, 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                          John Adams Life Corporation
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

                                AMENDMENT NO. 1
                                             ---

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its September 30, 1996 on Form 10-QSB
                                              ------------------         ------
as set forth in the pages attached hereto;

(List all such items, financial statements, exhibits or other portions amended)

     Items 1 and 2 of Part 1 - Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  John Adams Life Corporation
                                                 -----------------------------
                                                        (Registrant)

   November 15, 1996                         By   Benjamin A. DeMotto
-------------------------                        -----------------------------
        (Date)                                          (Signature)
                                                 Benjamin A. DeMotto
                                                 Chairman of the Board and
                                                 President




---------------
1 See Rule 12b-15.
2 Insert the appropriate designation, e.g., "Application for Registration,"
  "Annual Report for 1948."
3 Insert the number of the form on which the application or report was filed,
  e.g., "10-K."
4 Print the name and title of the signing officer under his signature.

                           JOHN ADAMS LIFE CORPORATION
                                   FORM 10-QSB
                               SEPTEMBER 30, 1996


                                      INDEX

                                                                        PAGE NO.

PART 1.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Consolidated Balance Sheet - September 30, 1996
         (Unaudited)                                                        3

         Consolidated Statements of Operations -
         Three and nine months ended September 30, 1996 and 1995
         (Unaudited)                                                        5

         Consolidated Statements of Cash Flows -
         Three and nine months ended September 30, 1996 and 1995
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


PART II.          OTHER INFORMATION (Previously Submitted)

                  JOHN ADAMS LIFE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEET--SEPTEMBER 30, 1996

                                     ASSETS
                                   (UNAUDITED)



CASH AND INVESTMENTS
  Cash ..................................................   $   626,867

  Bonds:

    Available for sale, at fair value
    (amortized cost of $13,813,071) .....................    13,445,481


  Policy loans, net of unearned interest of $171,840 ....       671,124
                                                            -----------
                                                             14,743,472

REINSURANCE RECOVERABLE .................................     9,772,532

DEFERRED POLICY ACQUISITION COSTS, less reimbursement
    of deferred policy acquisition costs due
      to reinsurance ....................................     4,352,362

ACCOUNTS RECEIVABLE .....................................         9,945

ACCRUED INVESTMENT INCOME ...............................       154,267

OTHER ASSETS ............................................       138,159
                                                            -----------
      Total assets ......................................   $29,170,737
                                                            ===========


        The accompanying notes are an integral part of these statements.

                  JOHN ADAMS LIFE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEET--SEPTEMBER 30, 1996

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


LIABILITIES:

POLICY LIABILITIES
  Future life benefits and other policy obligations       $ 19,391,599

  Deferred revenue                                             165,163
                                                          ------------
                                                            19,556,762


DUE TO REINSURERS                                            4,198,899

OTHER LIABILITIES                                              356,316
                                                          ------------
                                                            24,111,977
                                                          ------------
CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value--
    Authorized--5,000,000 shares; no shares
      outstanding                                                 --
  Common stock, no par value--
    Authorized--15,000,000 shares
    Issued and Outstanding--2,864,700 shares                 6,254,547

  Net unrealized loss on bonds available for sale,
    net of deferred policy acquisition costs
      adjustments                                             (198,015)


  Retained earnings - deficit                                 (997,772)
                                                          ------------
                                                             5,058,760
                                                          ------------
    Total liabilities and shareholders' equity            $ 29,170,737
                                                          ============


        The accompanying notes are an integral part of these statements.

                  JOHN ADAMS LIFE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 Three Months Ended                  Nine Months Ended
                                                    September 30                        September 30
                                             1996               1995              1996                1995
                                         -----------        -----------        -----------        -----------
REVENUES:
   Premiums and policy charges           $   870,751        $   326,826        $ 1,515,711        $ 1,066,901
   Premiums ceded                           (675,186)          (113,809)          (954,658)          (450,487)
                                         -----------        -----------        -----------        -----------
   Net Premiums and policy charges           195,565            213,017            561,053            616,414
   Interest on policy loans                   48,666            139,580            346,693            385,619
   Investment income, net                    215,544            182,274            689,720            531,125
   Net realized investment losses             (2,306)           (39,529)            (4,566)           (44,931)
   Net unrealized investment gains              --               25,972               --              144,569
                                         -----------        -----------        -----------        -----------
                                             457,469            521,314          1,592,900          1,632,796
                                         -----------        -----------        -----------        -----------

BENEFITS AND EXPENSES:
   Benefits incurred                         155,897            391,234            845,988            816,398
   Reinsurance recoveries                    (34,024)          (151,842)          (382,310)          (171,083)
                                         -----------        -----------        -----------        -----------
   Net benefits incurred                     121,873            239,392            463,678            645,315
   Interest on policyholders'
     accumulation accounts                   189,119            108,072            550,324            312,783
   Operating costs and expenses              188,535            158,949            614,313            702,759
   Amortization of deferred policy
     acquisition costs                        58,042             54,632            172,850             52,897
                                         -----------        -----------        -----------        -----------
                                             557,569            561,045          1,801,165          1,713,754
                                         -----------        -----------        -----------        -----------
     Net income (loss)                   $  (100,100)       $   (39,731)       $  (208,265)       $   (80,958)
                                         ===========        ===========        ===========        ===========


Net income (loss) per share              $     (0.03)       $     (0.01)       $     (0.07)       $     (0.03)
                                         ===========        ===========        ===========        ===========



        The accompanying notes are an integral part of these statements.

                  JOHN ADAMS LIFE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 (UNAUDITED)


                                                                                   1996                 1995
                                                                               -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                                  $  (208,265)       $   (80,958)

     Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

       Net sales of bonds held for trading                                              --             44,126
       Net realized investment losses                                                4,566             44,931
       Net unrealized investment losses                                                 --           (144,569)
       Net accretion of investment premiums and discounts                            5,328                179
       Policy loans                                                              5,515,346           (127,328)
       Reinsurance recoverable                                                  (7,210,646)         1,842,737
       Accounts receivable                                                            (471)            12,524
       Other assets                                                                163,846            500,673
       Deferred policy acquisition costs before effect of
         unrealized investment gains/losses                                       (206,222)          (302,410)
       Accrued investment income                                                   (13,050)            69,499
       Policy liabilities                                                       (1,148,491)        (1,988,118)
       Amortization of unearned restricted stock compensation                       18,750             28,125
       Amounts due to reinsurers                                                 2,783,820         (1,579,818)
       Other liabilities                                                          (279,176)          (325,318)
                                                                               -----------        -----------
       Net cash used in operating activities                                      (574,665)        (2,005,725)
                                                                               -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

       Purchases of investments                                                 (3,861,114)        (2,105,047)
       Sales, maturities and repayments of principal on
         investments                                                               933,678          3,637,510
                                                                               -----------        -----------
     Net cash provided by (used in) investing activities                        (2,927,436)         1,532,463
                                                                               -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Policyholder fund receipts                                                  3,340,866          1,049,339
                                                                               -----------        -----------
     Net cash provided by financing activities                                   3,340,866          1,049,339
                                                                               -----------        -----------

INCREASE (DECREASE) IN CASH                                                       (161,235)           576,077
CASH AT BEGINNING OF YEAR                                                          788,102            395,001
                                                                               -----------        -----------
CASH AT END OF PERIOD                                                          $   626,867        $   971,078
                                                                               ===========        ===========



        The accompanying notes are an integral part of these statements.

                  JOHN ADAMS LIFE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996
                                   (UNAUDITED)


Summary of significant accounting policies

     Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal accruals) considered necessary for a fair presentation have been included. In addition, these accounting principles differ in certain material respects from the accounting practices prescribed by various insurance regulatory authorities. The results of operations for the three months and nine months ended September 30, 1996, are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1995, contained in the Company's 1995 Annual Report to Shareholders. Certain items have been reclassified to conform to the current year's presentation.

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

Deferred acquisition costs, net of accumulated amortization at September 30, 1996, are summarized as follows:


     Total amount capitalized..............  $6,139,565
     Reimbursement due to reinsurance......  (1,787,203)
                                             ----------
                                             $4,352,362
                                             ==========


     Bonds

Bonds available for sale are carried at aggregate market value, with net unrealized holding losses charged directly to shareholders' equity. The change in net unrealized holding loss on bonds available for sale charged to shareholders' equity was $198,015 for the nine months ended September 30, 1996. Realized gains and losses on the sale of bonds are recognized in operations at the date of sale and are determined using the specific cost identification method, in accordance with the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

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

    Income taxes

The adoption of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" did not have a material effect on the financial position or results of operations of the Company, in the nine months of 1996.

    Earnings per share

Earnings per share are computed on the basis of the weighted average number of shares outstanding during each year. The calculation of the weighted average number of shares outstanding includes the effect of stock equivalents arising from the Company's repurchase of its stock and the issuance of restricted stock. Weighted average shares outstanding totaled 2,864,700, at September 30, 1996 and 1995. The impact of stock options was not dilutive.

                  JOHN ADAMS LIFE CORPORATION AND SUBSIDIARIES

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


Results of Operations

         The net loss in the third quarter of 1996 totaled $100,000 or $.03 per share compared to a net loss of $40,000 or $.01 per share for the comparable period of 1995. For the nine months, there was a net loss of $208,000 or $.07 per share in 1996, compared to a net loss of $81,000 or $.03 per share in 1995.

         The net loss for the three months ended September 30, 1996, compared to the net loss for the comparable period in 1995, is due primarily to a decrease in policy loan interest and increases in interest on policyholder's accumulation accounts and operating expenses.

         Net premiums and policy charges during the first nine months of 1996 decreased to $561,000 from $616,000 for the comparable period of 1995. The premiums shown on the Company's consolidated statement of operations in accordance with GAAP consist of premiums received for traditional whole-life and term life insurance products. Premiums collected by the Company for interest sensitive whole-life, and single and flexible premium deferred annuities are not reported as premium revenues, but rather are reported as policy liabilities. With respect to these products, revenues are recognized over time in the form of investment income on invested funds, surrender charges and mortality and other charges deducted from the policyholders' account balances. The deposit-type funds (premiums) collected by the Company for annuities (on a statutory accounting basis as set forth in the Company's statutory financial statements filed with state insurance departments) were $346,000 in the third quarter of 1996, and $245,000 in the third quarter of 1995, and were $3,292,000 for the first nine months ended September 30, 1996 and $1,022,000 for the comparable period of 1995.

         There were no net unrealized investment gains or losses for the first nine months of 1996, as the Company reclassified its bonds held for trading to bonds available for sale thereby placing all of its bonds in the same category.

         Revenues from interest sensitive life policies, consisting of mortality charges, policy administration fees and surrender charges assessed to policy account values decreased to $129,000 in the third quarter of 1996 from $150,000 in the third quarter of 1995. For the nine months, revenues from interest sensitive policies decreased to $453,000 in 1996 from $501,000 in 1995.

         Interest on policy loans and net investment income increased to $1,036,000 for the first nine months ending September 30, 1996 from $917,000 for the comparable period in 1995.

         The increase in the amortization of deferred acquisition costs during the nine months ending September 30, 1996, as compared to 1995, is primarily due to revised assumptions included in estimates of future gross profits relating to investment and mortality margins based upon actual experience for the Company's interest sensitive life products.


Liquidity and Capital Resources

         On October 24, 1996, the Company and Unified Life Insurance Company, a Texas corporation, entered into a Stock Purchase Agreement (the "Agreement") for the sale by the Company of its capital stock of John Adams Life Insurance Company of America ("JALIC"). The purchase price set forth in the Agreement is $3,350,000, subject to adjustments as provided in the Agreement.

         The Company could also receive up to an additional $1,200,000 over a three-year period as commissions from certain of the policies being transferred to the purchaser. The commissions are dependent on the persistency of the policies and other conditions set forth in an Amendment to the Supervising General Agent's Commission Agreement between JALIC and the Company's wholly owned subsidiary, Firingline Corporation, which serves as JALIC's general agent.

         The sale by the Company of its 99.6% ownership interest in JALIC is subject to fulfillment of certain conditions, including, but not limited to, approval of the transaction by the California and Texas Departments of Insurance and by the Company's shareholders.

         In September 1996, JALIC and Unified Life Insurance Company entered into a reinsurance agreement, effective July 1, 1996, for a substantial number of JALIC's policies. This transaction resulted in an increase in JALIC's statutory surplus account of $800,000; however, no material gain or loss was reported for GAAP purposes. JALIC's statutory capital and surplus at September 30, 1996, was $2,403,000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                        JOHN ADAMS LIFE CORPORATION




Date:  November 15, 1996                By:  Benjamin A. DeMotto
                                             ------------------------
                                             Benjamin A. DeMotto
                                             Chairman of the Board
                                             and President







Date:  November 15, 1996                By:  Bernadette de Vera
                                             -----------------------
                                             Bernadette de Vera
                                             Controller