Form 10KSB
period 1996-12-31
ADAMS JOHN LIFE CORP
filed 1997-03-31
CIK 773727

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------
                                   FORM 10-KSB
                                  -------------

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   For the fiscal year ended December 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from  _____________ to _____________

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

Yes   x    No___

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      The issuer's revenues from continuing operations for the year ended December 31, 1996, were $1,035,122.

      The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was traded in the over-the-counter market on March 5, 1997, was approximately $605,438.

      The number of shares outstanding of the issuer's common stock (no par value) as of March 20, 1997, was 2,864,700.


                       DOCUMENTS INCORPORATED BY REFERENCE

      The portions of this report listed below have been incorporated by reference from the Company's Proxy Statement. All references herein to the "Proxy Statement" refer to the definitive Proxy Statement of the Company to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year (December 31, 1996).

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

Transitional Small Business Disclosure Format:

Yes ______   No   x

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

The Company

         John Adams Life Corporation was incorporated under the laws of the State of California in 1975. The Company's offices are located at 11845 West Olympic Boulevard, Suite 905, Los Angeles, California 90064; and its telephone number is (310) 444-5252.

         During 1996, the Company entered into an agreement (the "Stock Purchase Agreement") pursuant to which the Company agreed to sell to Unified Life Insurance Company ("Unified"), a Texas corporation, the 49,803 shares of John Adams Life Insurance Company of America ("JALIC") common stock owned by the Company (the "JALIC Shares"). The JALIC Shares comprised 99.6% of the issued and outstanding shares of common stock of JALIC. In January 1997, the Company completed the sale of the JALIC Shares to Unified. (See Note 2 to the Company's consolidated financial statements for further description of the sale of the JALIC Shares.) As a result of the sale of the JALIC Shares, as of January 1, 1997, the Company, through its wholly-owned subsidiary, Firingline Corporation, operates as a life insurance sales agency. Unless the context requires otherwise, John Adams Life Corporation and Firingline, a California corporation, are herein referred to as the "Company."

The Background and Reasons for the Sale of the JALIC Shares

         The conditions surrounding JALIC's business and its prospects changed over a period of years as a result of a number of interrelated factors. These include, without limitation, changes in federal tax laws and regulatory changes in California. It became more difficult for JALIC to obtain new business in an increasingly competitive environment. Declining sales of policies kept JALIC's unit expenses high, adversely affecting profits and contributing to operating losses in recent years.

         In reaching a unanimous decision that the sale of the JALIC Shares was in the best interests of the Company and its shareholders, the Company's Board of Directors was cognizant of all of the foregoing factors, and was motivated principally by the changing regulatory environment affecting the conduct of JALIC's business in California. Under requirements imposed by the California Department of Insurance (the "California DOI"), JALIC was required to phase-in increases to its capital and surplus account periodically, so that on or before December 31, 1999, it would have a minimum capital and surplus of $5,000,000.

         Under the provisions of the California Insurance Code, insurance companies, such as JALIC, that hold a Certificate of Authority issued prior to December 31, 1989, are "grandfathered", i.e., their capital and surplus requirements are allowed to remain at $1,000,000 until

December 31, 1999. However, more stringent capital and surplus phase-in increases were imposed upon JALIC by the California DOI because of JALIC's statutory losses in recent years. JALIC's failure to comply with such stricter requirements would have jeopardized its authorization to write life insurance in California.

         The Board of Directors believed that it would have constituted a significant hardship for JALIC to continue to comply with the stricter requirements of the California DOI. For example, in order to meet the California DOI's initial requirement to increase capital and surplus to at least $2,000,000 on or before December 31, 1995, it was necessary for the Company to borrow funds from Benjamin A. DeMotto, a director, President and Chief Executive Officer, and a principal shareholder of the Company. (See Note 1 to the Company's consolidated financial statements for further description of the loan.)

         The Company without JALIC will experience a substantially lessened regulatory burden in the operation of its remaining business, including the elimination of capital and surplus requirements.

         Neither the common stock nor the assets of Firingline were sold by the Company, and Firingline remains a wholly-owned subsidiary of the Company. Firingline intends to continue to market JALIC's products pursuant to the Supervising General Agents Agreement (the "Agency Agreement") between Firingline and JALIC. The Agency Agreement provides that Firingline will be paid commissions by JALIC for Firingline's marketing, servicing and other efforts in connection with the life insurance and annuity products Firingline sells for JALIC.

         In connection with the sale of the JALIC Shares and pursuant to the Agency Agreement, JALIC will pay Firingline, effective January 1, 1997, a 35% commission ("Additional Commissions") on certain JALIC life insurance policies, which were transferred to Unified at the closing of the sale of the JALIC Shares (the "Closing"). The maximum aggregate amount of Additional Commissions, which will be paid to Firingline over the three-year period, 1997 through 1999, is $1,200,000. In connection with the sale of JALIC, $950,000, which represents the estimated present value of the $1,200,000, will be recorded in the 1997 consolidated financial statements as part of the sales price consideration. Firingline will also continue to be paid renewal commissions under the Agency Agreement on all of the JALIC policies transferred to Unified at the Closing. The amounts of any renewal commissions and any Additional Commissions are primarily dependent upon the persistency of the policies and there is no guarantee that any commissions will be earned under the Agency Agreement.

         The Company will also continue to be dependent upon certain key personnel, principally Benjamin A. DeMotto, a director, President and Chief Executive Officer, and a principal shareholder of the Company.

         Since the Closing, the Company has reduced the amount of leased space it occupies as the Company's offices. In addition, some employees have been terminated and certain outside services associated with the operation of a life insurance business (e.g., actuarial) will no longer be needed. These changes should result in reduced costs to the Company.

         Although no changes in the business of Firingline are contemplated at present, and management believes that the Company will be able to operate profitably, there can be no assurance that the Company will not continue to realize losses in the future. If the Company is not successful in its efforts to operate profitably, it will be necessary either to locate a purchaser for the Company or to consider other plans. The Company has not developed any definitive alternative plan.

Products

         In 1996, the Company focused its sales emphasis on JALIC's annuity products, which include a single premium deferred annuity and a flexible premium deferred annuity. A substantial portion of the commissions earned were from the sale of the VaultPlus and the Independence Plan annuities. VaultPlus is a flexible premium deferred annuity that is available for sale to individuals as old as 100. The Independence Plan is a flexible premium deferred annuity with a loan provision and a market value adjustment and is available to individuals under age 86. Both policies are intended for estate planning purposes and asset protection for seniors.

         In 1996, the Company continued its sales of JALIC's principal life insurance product, the BestLife III policy, an interest sensitive whole life policy with a level lifetime premium using a current, declared interest rate as a credit to internal policy values and with charges based upon currently declared mortality rates. The BestLife III policy provides for a substantial cash buildup for those continuing premium payments. The BestLife III policy is marketed primarily to individuals, and has both annual premium and single premium deferred annuity riders available. The Company also markets term life insurance and other products.

Marketing

         JALIC's sales are made by general agents through Firingline. The Company's general agents are independent life insurance agents who are compensated on a commission basis. Agency agreements with Firingline are terminable by either party on specified notice. At December 31, 1996, Firingline had approximately 400 life insurance general agencies, with one or more agents, under contract. One agency accounted for approximately 46% of the commissions earned by Firingline in 1996.

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

Competition

         The life insurance industry is highly competitive and consists of a large number of companies, many of which have financial resources, employees, facilities, and experience in excess of the Company's. Many of these companies currently market various products similar to the products marketed by the Company. These companies have large, well established sales forces and greater resources at their disposal. They could, if they chose to do so, cut premiums, pay greater commissions and otherwise attempt to increase their market share to the detriment of the Company.

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

Regulation

         As a licensed insurance agent, Firingline is subject to regulation by the California Department of Insurance.

Employees

         As of March 21, 1997, the Company had 6 employees; the Company considers the number of its employees adequate for its business operations. The Company will expand its personnel, as necessary, to meet future growth.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company's executive offices are located at 11845 West Olympic Boulevard, Suite 905, Los Angeles, California 90064. The Company occupies approximately 1,600 square feet at this location. (This represents a reduction from the approximately 3,700 square feet that the Company occupied at this location in 1996.) The Company has a one-year lease that expires February 28, 1998. The Company believes that its present facilities are adequate for its current level of operations. The Company owns no real property.

ITEM 3. LEGAL PROCEEDINGS

         The Company is not involved in any legal proceedings that in management's opinion could result in a material adverse effect on the Company's financial condition or results of operation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         In January 1997, the Company distributed its Information Statement dated December 30, 1996, to its shareholders of record as of November 22, 1996, in connection with the sale by the Company to Unified of the JALIC Shares. The sale was approved, pursuant to the California Corporations Code and the Company's Restated Articles of Incorporation, by written consent of shareholders holding a majority of the voting securities of the Company. Benjamin A. DeMotto, a director, President and Chief Executive Officer of the Company and holder of 1,380,000 (48.2%) shares of the issued and outstanding stock of the Company, and Nicholas Del Sesto, a director and Executive Vice President of the Company and holder of 501,000 (17.5%) shares of the issued and outstanding stock of the Company, each executed his written consent to the sale on January 22, 1997.

         The Company did not submit any matters to a vote of its security holders during the fourth quarter of 1996.

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

      Calendar Year                            High                      Low
      -------------                            ----                      ---
      1996:

      First Quarter...............          $   9/16                  $   9/16
      Second Quarter..............             25/32                      9/16
      Third Quarter...............              7/8                       5/8
      Fourth Quarter..............             11/16                      5/8

      1995:

      First Quarter...............          $   1/2                   $   3/8
      Second Quarter..............              7/16                      3/8
      Third Quarter...............              5/8                      13/32
      Fourth Quarter..............              9/16                      9/16

         As of March 21, 1997, the Company had approximately 75 record owners and 200 beneficial owners of its common stock. The Company has not paid dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discontinued Operations

         In October 1996, the Company agreed to sell its shares of JALIC's common stock, accordingly, the financial position and operating results of JALIC are accounted for as a discontinued operation in the Company's consolidated financial statements included with this report. The loss of approximately $2,007,000 from discontinued operations includes the loss on the sale of the JALIC Shares and the write-down of the intangible assets relating to JALIC. (See
Item 1, "Description of Business - The Background and Reasons for the Sale of JALIC Shares," and Note 2 to the Company's consolidated financial statements for further description of the results of discontinued operations.)

Results of Continuing Operations

         1996 Compared to 1995. The Company's loss from its continuing operations before benefit for income taxes, totaled $128,000 in 1996 as compared to a $2,000 loss from its continuing operations in 1995. Total revenues increased to $1,035,000 in 1996 from $774,000 in 1995 primarily as a result of increased sales of the Company's products, which resulted in increased commission income. Commission expenses increased to $712,000 from $380,000 as a result of increased sales activity. The increase in the ratio of commission expense to commission income results from the increase in first year policy sales in relation to renewals.

         Due to the current year's loss from operations, the Company did not incur a tax expense in 1996. Further, no deferred tax benefit was recorded as a result of the net operating loss that exists at December 31, 1996.

Liquidity and Capital Resources

         As a result of the sale of the JALIC Shares, the capital needs of the Company to meet the minimum statutory capital and surplus requirements of the California Department of Insurance have been eliminated. (See Item 1, "Description of Business - The Background and Reasons for the Sale of the JALIC Shares," and Note 2 to the consolidated financial statements.)

         The net proceeds of the sale of the JALIC Shares, which closed in January 1997, after deducting the amounts due from the Company to JALIC were approximately $2,700,000, which excludes the estimated present value of $950,000 for the additional commissions from JALIC. These additional commissions can be up to $1,200,000 over a three year period, 1997 through 1999, on certain insurance policies transferred at the closing of the sale of the JALIC Shares. The Company will also continue to receive renewal commissions from JALIC under the Agency Agreement. (See Item 1, "Description of Business - The Background and Reasons for the Sale of the JALIC Shares.") From the proceeds of the sale of the JALIC Shares, the Company paid the outstanding balances of the loans made to the Company by its principal shareholder. (See
Note 1 to the Company's consolidated financial statements for further description of the loans.) The Company believes its cash resources to be adequate.

Impact of Inflation

         Inflation generally has little impact on the sale of life insurance policies. However, inflation can affect the face amount and type of policy that the insurance-buying public may prefer at a particular time. Inflation and interest rate changes may have effects on the sale and profitability of the annuity products and other products offered by the Company. For example, if interest rates rise, competing investments (such as annuities or life insurance products offered by the Company's competitors, certificates of deposit, mutual funds, and similar instruments) may become more attractive to potential purchasers of the products sold by the Company.

ITEM 7. FINANCIAL STATEMENTS

         See Index to Consolidated Financial Statements on page 11.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 10. EXECUTIVE COMPENSATION

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information for Items 9, 10, 11 and 12 of Part III is hereby incorporated by reference from the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within one hundred twenty days of the close of the fiscal year.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Reports on Form 8-K: On November 5, 1996, the Company filed a report on Form 8-K, dated October 31, 1996; the item reported on this form is the October 24, 1996, signing of the Stock Purchase Agreement by the Company for the sale of its capital stock of JALIC to Unified Life Insurance Company. On February 5, 1997, the Company filed a report on Form 8-K; the item reported on this form is the completion in January 1997, of the sale by the Company of its 99.6% interest in JALIC to Unified Life Insurance Company.

         (b)      Exhibits

Exhibit
Number                 Description
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

10.23    Promissory Note dated January 24, 1996, issued to Benjamin A.
         DeMotto for a loan (11)

10.24    Promissory Note dated February 9, 1996, issued to Benjamin A.
         DeMotto, for a loan (11)

10.25 Letter of intent, dated June 7, 1996, for the sale of JALIC to Unified Life Insurance Company (12)

10.26 Stock Purchase Agreement, signed October 24, 1996, by and between Unified Life Insurance Company and John Adams Life
         Corporation (13)

10.27 *  Amendment, signed October 22, 1996, to Supervising General
         Agents Commission Agreement (13)

10.28    Revised Life Coinsurance Treaty with Funds Withheld, effective
         July 1, 1996, between JALIC and Unified Life Insurance Company and Amendment No. 1 (14)

16.1 Letter from Price Waterhouse LLP, dated December 21, 1994, regarding change of independent auditors (8)
21.1     List of Subsidiaries (1)

28.1 Amended Certificate of Authority of JALIC issued by the California Department of Insurance (1)



( 1) Previously filed with Registrant's Registration Statement No. 2-99302 on Form S-1, effective September 18, 1985. **

( 2) Previously filed with Registrant's Report on Form 10-Q for the quarter ending June 30, 1988. **

( 3) Previously filed with Registrant's Report on Form 10-Q for the quarter ending September 30, 1990. **

( 4) Previously filed with Registrant's Report on Form 10-Q for the quarter ending June 30, 1991. **

( 5) Previously filed with Registrant's Report on Form 10-K for the fiscal year ending December 31, 1991. **

( 6) Previously filed with Registrant's Report on Form 10-QSB for the quarter ending March 31, 1994. **

( 7) Previously filed with Registrant's Report on Form 10-QSB for the quarter ending September 30, 1994. **

( 8)  Previously filed with Registrant's Report on Form 8-K filed
      December 23, 1994. **

( 9) Previously filed with Registrant's Report on Form 10-KSB for the fiscal year ending December 31, 1994. **

(10) Previously filed with Registrant's Report on Form 10-QSB for the quarter ending March 31, 1995. **

(11) Previously filed with Registrant's Report on Form 10-KSB for the fiscal year ending December 31, 1995. **

(12)  Previously filed with Registrant's Report on Form 8-K filed June
      13, 1996.  **

(13)  Previously filed with Registrant's Report on Form 8-K filed
      November 5, 1996.  **

(14) Previously filed with Registrant's Report on Form 10-QSB for the quarter ending September 30, 1996. **

 *  The documents filed or incorporated by reference as Exhibits 10.2,
    10.14 through 10.19, 10.21 and 10.27 hereto constitute management contracts or compensatory plans or arrangements.

**  Incorporated by reference from the documents described above.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Auditors - .........................................    12

Consolidated Balance Sheet - December 31, 1996 ...........................    13

Consolidated Statements of Operations for the years ended
   December 31, 1996 and 1995 ............................................    14

Consolidated Statements of Shareholders' Equity
   for the years ended December 31, 1996 and 1995 ........................    15

Consolidated Statements of Cash Flows for the years ended
   December 31, 1996 and 1995 ............................................    16

Notes to Consolidated Financial Statements ...............................    17

                         REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
John Adams Life Corporation



We have audited the accompanying consolidated balance sheet of John Adams Life Corporation and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of John Adams Life Corporation and subsidiaries at December 31, 1996, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                         Ernst & Young LLP

Los Angeles, California
March 21, 1997

                  JOHN ADAMS LIFE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEET--DECEMBER 31, 1996

ASSETS

CURRENT ASSETS:

CASH ................................................   $     26,630

ACCOUNTS RECEIVABLE .................................         28,810

ACCRUED INVESTMENT INCOME ...........................          1,266

OTHER CURRENT ASSETS ................................         30,982
                                                        ------------
    Total current assets ............................         87,688

ASSETS OF DISCONTINUED OPERATIONS ...................     24,981,004
                                                        ------------
      Total assets ..................................   $ 25,068,692
                                                        ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

NOTES PAYABLE TO SHAREHOLDER ........................   $    243,429

OTHER LIABILITIES ...................................        171,247
                                                        ------------
    Total current liabilities .......................        414,676

LIABILITIES OF DISCONTINUED OPERATIONS ..............     21,314,382
                                                        ------------
                                                          21,729,058

CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value--
    Authorized--5,000,000 shares; no shares
      outstanding ...................................          --
  Common stock, no par value--
    Authorized--15,000,000 shares
    Issued and Outstanding--2,864,700 shares ........      6,254,547

  Retained earnings - deficit .......................     (2,914,913)
                                                        ------------
                                                           3,339,634
                                                        ------------
    Total liabilities and shareholders' equity ......   $ 25,068,692
                                                        ============


        The accompanying notes are an integral part of these statements.

                  JOHN ADAMS LIFE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                              1996                1995
                                          -----------           ---------
REVENUES:
   Commissions .........................  $   939,759           $ 711,854
   Other Income ........................       95,363              61,715
                                          -----------           ---------
                                            1,035,122             773,569

EXPENSES:
   Commissions .........................      711,674             379,814
   General and Administrative ..........      451,291             396,012
                                          -----------           ---------
                                            1,162,965             775,826
                                          -----------           ---------
Loss from Continuing Operations ........     (127,843)             (2,257)

Loss from Discontinued Operations ......   (2,007,092)           (200,760)
                                          -----------           ---------
Net Loss ...............................  $(2,134,935)          $(203,017)
                                          ===========           =========



Per share information:
Loss from continuing operation .........  $     (0.04)          $    0.00
Loss from discontinued operation .......        (0.70)              (0.07)
                                          -----------           ---------
Net Loss ...............................  $     (0.74)          $   (0.07)
                                          ===========           =========

        The accompanying notes are an integral part of these statements.

                  JOHN ADAMS LIFE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                 Common Stock
                                         -----------------------------
                                                                                Unearned             Net
                                                                               Restricted         Unrealized           Retained
                                          Number of                              Stock              Gains               Earnings
                                           Shares             Amount          Compensation        (Losses) *           (Deficit)
                                         ---------          ----------        ------------         ---------           -----------
Balance at December 31, 1994 ..          2,864,700          $6,254,547          $(56,250)          $(297,986)          $  (576,961)

   Net loss ...................                 --                  --                --                  --              (203,017)

   Amortization of Unearned
     Restricted Stock .........                 --                  --            37,500                  --                    --

   Change in net unrealized
    gains on bonds, net of
    deferred policy acquisition
    costs adjustment ..........                 --                  --                --             352,084                    --
                                         ---------          ----------          --------           ---------           -----------
Balance at December 31, 1995 ..          2,864,700           6,254,547           (18,750)             54,098              (779,978)

   Net loss ...................                 --                  --                --                  --            (2,134,935)

   Amortization of Unearned
     Restricted Stock .........                 --                  --            18,750                  --                    --

   Change in net unrealized
    losses on bonds, net of
    deferred policy acquisition
    costs adjustment ..........                 --                  --                --             (54,098)                   --
                                         ---------          ----------          --------           ---------           -----------
Balance at December 31, 1996 ..          2,864,700          $6,254,547          $      0           $       0           $(2,914,913)
                                         =========          ==========          ========           =========           ===========


* Relates to bonds available for sale that are included in assets of discontinued operations.

        The accompanying notes are an integral part of these statements.

                  JOHN ADAMS LIFE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


CASH FLOWS FROM OPERATING ACTIVITIES: .......................              1996                1995
                                                                       -----------           ---------
     Net loss ...............................................          $(2,134,935)          $(203,017)

     Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

       Loss from discontinued operation .....................              171,153             200,760
       Loss on disposal of discontinuing operation ..........            1,835,939                  --
       Realized investment gains ............................                   --             (17,046)

     Changes in assets and liabilities:

       Accounts receivable ..................................              (19,336)             10,473
       Other assets .........................................               94,793              60,599
       Accrued investment income ............................                6,711               3,850
       Amortization of unearned restricted stock compensation               18,750              37,500
       Other liabilities ....................................              145,161               5,243
                                                                       -----------           ---------
       Net cash provided by continuing operations ...........              118,236              98,362

Net cash used in discontinued operation .....................             (351,259)           (269,158)
                                                                       -----------           ---------
       Net cash provided by (used in) operating activities ..             (233,023)           (170,796)
                                                                       -----------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

       Purchases of investments .............................                   --            (121,342)
       Sales, maturities and repayments of principal on
         investments ........................................                   --             296,889
                                                                       -----------           ---------
     Net cash provided by investing activities ..............                   --             175,547
                                                                       -----------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from issuing notes payable ....................              377,000                  --
     Payments on notes payable ..............................             (133,571)                 --
                                                                       -----------           ---------
     Net cash used in financing activities ..................              243,429                  --
                                                                       -----------           ---------

INCREASE IN CASH ............................................               10,406               4,751
CASH AT BEGINNING OF YEAR ...................................               16,224              11,473
                                                                       -----------           ---------
CASH AT END OF YEAR .........................................          $    26,630           $  16,224
                                                                       ===========           =========


        The accompanying notes are an integral part of these statements.

                  JOHN ADAMS LIFE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


(1)  Summary of significant accounting policies
     Organization and Basis of presentation

The accompanying consolidated financial statements include the accounts of John Adams Life Corporation (the Company) and its subsidiaries, John Adams Life Insurance Company of America (JALIC) and Firingline Corporation (Firingline).

During 1995 and 1996, the Company was engaged through its subsidiaries in the sale and issuance of life insurance and annuity products. As further described in Note 2, the Company entered into an agreement in 1996, to sell all of its shares of JALIC and accounted for JALIC as a discontinued operation. The sale of JALIC will substantially change the operations of the Company.

The Company sells its policies through independent life insurance agents that are compensated on a commission basis. At December 31, 1996, the Company had contractual arrangements with approximately 400 agents. In 1996, one agency provided approximately 46% of the Company's commissions revenue.

Firingline's sole source of commission revenue at present is from sales of insurance products issued by JALIC. This intercompany commission revenue is not eliminated in the accompanying statements of operations as it provides more meaningful financial results of the continuing operation. All other significant intercompany transactions and balances have been eliminated in consolidation.

      Notes Payable to Shareholder

Notes payable to shareholder are carried at their unpaid balances and bear interest at prime plus 1%. Interest payments are payable in semi-annual installments. The principal payments are due upon request. No interest was paid by the Company in 1996. These notes with accrued interest were repaid in full in February 1997.

      Earnings per share

Earnings per share are computed on the basis of the weighted average number of shares outstanding during each year. Weighted average shares outstanding totaled 2,864,700 in 1996 and 1995. The impact of stock options was not dilutive.

     Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Reclassifications

The 1995 financial statements have been reclassified to conform to the discontinued operations accounting adopted in 1996.

     New accounting standards

In 1995, the FASB issued Statement 123 ("FASB 123"), "Accounting for Stock-Based Compensation," that is effective for fiscal years beginning after December 15, 1995. FASB 123 establishes a method of accounting for stock-based compensation that is based on the fair value of stock options and similar instruments and encourages, but does not require, adoption of that method. The Company has elected to continue following Accounting Principles Board Opinion No. 25 for measuring compensation cost. Pursuant to FASB 123, the Company will disclose pro forma net income and earnings per share calculated as if the recognition and measurement provisions of the new standard had been adopted; however, for 1996, the pro forma effect was not material.

(2) Discontinued Operations and Subsequent Event

The Company entered into a Stock Purchase Agreement dated October 24, 1996, as amended (the "Stock Purchase Agreement"), pursuant to which the Company agreed to sell the 49,803 shares of the JALIC's common stock (the "JALIC Shares") owned by the Company to Unified Life Insurance Company ("Unified"). These shares comprise 99.6% of the issued and outstanding shares of common stock of JALIC.

In January 1997, the Company completed the sale of the JALIC Shares. The proceeds from the sale recorded in accordance with generally accepted accounting principles was $3,666,000. This amount is equal to the difference between the discontinued operations assets and liabilities at December 31, 1996. This transaction resulted in a loss of $1,836,000 which is recorded in 1996. The sales proceeds received by the Company in January 1997 consisted of investment grade securities with a book value of $2,823,000 and a receivable of $950,000 which represents the estimated present value of commissions which will be paid over a three year period based on the persistency of certain JALIC life insurance policies.

The financial position, results of operations and cash flows of JALIC are presented in the accompanying consolidated financial statements as a discontinued operation.

The financial position of the discontinued operations at December 31, 1996, is summarized in the following table:

Assets
  Cash ........................................................      $ 1,735,443
  Bonds, at fair value (amortized cost of $10,361,226)  .......       10,052,510
  Policy loans ................................................          869,313
  Reinsurance recoverable from coinsurance ....................        9,536,176
  Deferred policy acquisition costs ...........................        2,680,285
  Accrued investment income and other .........................          107,277
                                                                     -----------
                   Total ......................................      $24,981,004
                                                                     ===========

Liabilities
  Policy liabilities ..........................................      $19,278,924
  Deferred revenue and other ..................................          209,905
  Due to reinsurers ...........................................        1,825,553
                                                                     -----------
                   Total ......................................      $21,314,382
                                                                     ===========

The reinsurance recoverable of $9,536,176 is due primarily from Unified pursuant to a reinsurance agreement entered into in 1996.

Summary of operating results of the discontinued operation were as follows:

                                                      1996               1995
                                                   ----------         ----------
Revenue                                            $1,221,882         $1,390,737
                                                   ==========         ==========

Loss from discontinued
  operations                                       $  171,153         $  200,760

Loss on disposal of
  discontinued operations                           1,835,939                 --
                                                   ----------         ----------
Total loss on discontinued
  operations                                       $2,007,092         $  200,760
                                                   ==========         ==========


(3)  Income taxes

No income tax benefit has been recorded in the accompanying statements of operations as no current taxes are payable and a full valuation allowance has been established for the benefit of any operating loss carryforwards. This valuation allowance has been recorded as the Company has been experiencing tax net operating losses for several years.

The Company and Firingline join in the filing of a consolidated Federal tax return and a combined state tax return. The Company and Firingline have reflected tax net operating losses on their respective Federal income tax returns for several years (including 1996). JALIC files a separate life insurance company tax return.

The Company and Firingline's consolidated net operating loss carryforward at December 31, 1996 is approximately $1,980,000. The consolidated net operating losses will expire at various times between 1998 and 2010.

(4) Shareholders' equity

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

In 1990, the shareholders approved a non-statutory stock option plan (the "1990 Option Plan") for certain key employees, agents and consultants. The 1990 Option Plan allows for the granting of up to 800,000 shares. These options expire at the Company's determination or ten years after the date of grant or sooner pursuant to the stock option agreement. The Company, at its discretion, may grant, either by attachment to an option at time of grant, or on a separate basis, a Stock Appreciation Right. The Stock Appreciation Rights may be exercised only to the extent that the option to which it is attached is exercisable, or if issued separately, pursuant to the terms of the Stock Appreciation Rights Agreement under the 1990 Option Plan. At December 31, 1996, no Stock Appreciation Rights have been granted.

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

A summary of options outstanding at December 31, 1996, is as follows:

                          Options                                        Option
                        Outstanding       Options     Options           Price of
                           and            Granted    Exercised         Outstanding
Option Plan             Exercisable       in 1996     in 1996            Options
-----------             -----------       -------     ---------          --------
1985 Option Plan           15,000               0          0          $1.50 to $ 6.50
1990 Option Plan          199,000               0          0          $0.50 to $ 1.06
Director Plan              65,000          10,000          0          $0.41 to $ 1.38

No stock options have been exercised since the inception of any of the above plans.

Under employment and consulting agreements the Company issued 300,000 shares of restricted common stock in 1991. These shares vested as follows: 50,000 shares on July 1, 1992, and 250,000 shares on July 1, 1996. The Company recognized $18,750 and $37,500 of expense related to these compensatory agreements during 1996 and 1995, respectively.

The Company has 5,000,000 shares of preferred stock authorized that are issuable in series with such rights, preferences, privileges and restrictions as the Board of Directors of the Company determines, including voting rights, redemption provisions, dividend rates, liquidation preferences and conversion rights. No such series are presently established and no shares of preferred stock were outstanding as of December 31, 1996.

(5) Contingencies

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

                                          JOHN ADAMS LIFE CORPORATION


                                          By Benjamin A. DeMotto
                                             --------------------------------
                                             Benjamin A. DeMotto
                                             Chairman of the Board
                                             and President

Date:  March 26, 1997

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                     Title                         Date


Benjamin A. DeMotto           Chairman of the Board,          March 26, 1997
---------------------         Chief Executive Officer,
Benjamin A. DeMotto           President and Director




Nicholas Del Sesto            Executive Vice President        March 26, 1997
---------------------         and Director
Nicholas Del Sesto


Alvin S. Milder               Vice President, Secretary       March 26, 1997
---------------------         and Director
Alvin S. Milder


Robert E. Adams               Director                        March 26, 1997
---------------------
Robert E. Adams


---------------------         Director                        March 26, 1997
L. E. Chenault


Cathy Nitta                   Controller                      March 26, 1997
---------------------
Cathy Nitta

                                INDEX TO EXHIBIT



Exhibit
Number                 Description
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

10.23    Promissory Note dated January 24, 1996, issued to Benjamin A.
         DeMotto for a loan (11)

10.24    Promissory Note dated February 9, 1996, issued to Benjamin A.
         DeMotto, for a loan (11)

10.25 Letter of intent, dated June 7, 1996, for the sale of JALIC to Unified Life Insurance Company (12)

10.26 Stock Purchase Agreement, signed October 24, 1996, by and between Unified Life Insurance Company and John Adams Life
         Corporation (13)


10.27 *  Amendment, signed October 22, 1996, to Supervising General
         Agents Commission Agreement (13)

10.28    Revised Life Coinsurance Treaty with Funds Withheld, effective
         July 1, 1996, between JALIC and Unified Life Insurance Company and Amendment No. 1 (14)

16.1 Letter from Price Waterhouse LLP, dated December 21, 1994, regarding change of independent auditors (8)
21.1     List of Subsidiaries (1)

28.1 Amended Certificate of Authority of JALIC issued by the California Department of Insurance (1)



( 1) Previously filed with Registrant's Registration Statement No. 2-99302 on Form S-1, effective September 18, 1985. **

( 2) Previously filed with Registrant's Report on Form 10-Q for the quarter ending June 30, 1988. **

( 3) Previously filed with Registrant's Report on Form 10-Q for the quarter ending September 30, 1990. **

( 4) Previously filed with Registrant's Report on Form 10-Q for the quarter ending June 30, 1991. **

( 5) Previously filed with Registrant's Report on Form 10-K for the fiscal year ending December 31, 1991. **

( 6) Previously filed with Registrant's Report on Form 10-QSB for the quarter ending March 31, 1994. **

( 7) Previously filed with Registrant's Report on Form 10-QSB for the quarter ending September 30, 1994. **

( 8)  Previously filed with Registrant's Report on Form 8-K filed
      December 23, 1994. **

( 9) Previously filed with Registrant's Report on Form 10-KSB for the fiscal year ending December 31, 1994. **

(10) Previously filed with Registrant's Report on Form 10-QSB for the quarter ending March 31, 1995. **

(11) Previously filed with Registrant's Report on Form 10-KSB for the fiscal year ending December 31, 1995. **

(12)  Previously filed with Registrant's Report on Form 8-K filed June
      13, 1996.  **

(13)  Previously filed with Registrant's Report on Form 8-K filed
      November 5, 1996.  **

(14) Previously filed with Registrant's Report on Form 10-QSB for the quarter ending September 30, 1996. **

 *  The documents filed or incorporated by reference as Exhibits 10.2,
    10.14 through 10.19, 10.21 and 10.27 hereto constitute management contracts or compensatory plans or arrangements.

**  Incorporated by reference from the documents described above.