Form 10QSB
period 1997-03-31
ADAMS JOHN LIFE CORP
filed 1997-05-13
CIK 773727

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

[ ]               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                      EXCHANGE ACT

                  For the transition period from              to
                                                 ------------    -------------

                         Commission file number 0-13969

                           JOHN ADAMS LIFE CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         California                               95-4081667
--------------------------------            ------------------------
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
Yes   X    No
    ----     -----
         The number of shares outstanding of the issuer's common stock (no par value) as of May 12, 1997, was 2,864,700.

         Transitional Small Business Disclosure Format (check one):

Yes       No   X
    ----     ----

                           JOHN ADAMS LIFE CORPORATION
                                   FORM 10-QSB
                                 MARCH 31, 1997

                                      INDEX

                                                              PAGE NO.

PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements



          Consolidated Balance Sheet - March 31, 1997
          (Unaudited)                                             3

          Consolidated Statements of Operations -
          Three months ended March 31, 1997 and 1996
          (Unaudited)                                             4

          Consolidated Statements of Cash Flows -
          Three months ended March 31, 1997 and 1996
          (Unaudited)                                             5

          Notes to Consolidated Financial Statements
          (Unaudited)                                             6


          Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                                  8


PART II.  OTHER INFORMATION                                       9

                               JOHN ADAMS LIFE CORPORATION

                        CONSOLIDATED BALANCE SHEET--MARCH 31, 1997
                                       (UNAUDITED)

ASSETS

CASH AND INVESTMENTS:

CASH ............................................   $   131,721

BONDS AVAILABLE FOR SALE AT FAIR VALUE
(AMORTIZED COST OF $2,269,535) ..................     2,001,555
                                                    -----------

                                                      2,133,276

COMMISSIONS RECEIVABLE ..........................       950,000

ACCOUNTS RECEIVABLE .............................        21,127

ACCRUED INVESTMENT INCOME .......................         1,336

OTHER CURRENT ASSETS ............................        74,328
                                                    -----------

    Total assets ................................   $ 3,180,067
                                                    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

OTHER LIABILITIES ...............................   $   212,473
                                                    -----------
    Total current liabilities ...................       212,473
                                                    -----------

CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value--
    Authorized--5,000,000 shares; no shares
      outstanding ...............................            --
  Common stock, no par value--
    Authorized--15,000,000 shares
    Issued and Outstanding--2,864,700 shares ....     6,254,547

  Net unrealized loss on bonds available for sale      (267,980)

  Retained earnings - deficit ...................    (3,018,973)
                                                    -----------
                                                      2,967,594
                                                    -----------
    Total liabilities and shareholders' equity ..   $ 3,180,067
                                                    ===========


        The accompanying notes are an integral part of these statements.

                           JOHN ADAMS LIFE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996 (UNAUDITED)



                                                                  1997                          1996
                                                         -------------------           -------------------
REVENUES:
   Commissions...........................                $           119,744           $           357,541
   Other Income...........................                            24,999                         1,357
                                                         -------------------           -------------------
                                                                     144,743                       358,898

EXPENSES:
   Commissions............................                                 -                       278,251
   General and Administrative.............                           186,039                        89,128
                                                         -------------------           -------------------
                                                                     186,039                       367,379
                                                         -------------------           -------------------
Loss from Continuing Operations............                          (41,296)                       (8,481)

Loss from Discontinued Operations..........                          (62,764)                     (127,799)
                                                         -------------------           -------------------
Net Loss...................................              $          (104,060)          $          (136,280)
                                                         ===================           ===================


Per share information:
Loss from continuing operations...........               $             (0.01)          $              0.00
Loss from discontinued operations.........                             (0.03)                        (0.05)
                                                         -------------------           -------------------
Net Loss.......................................          $             (0.04)          $             (0.05)
                                                         ===================           ===================










        The accompanying notes are an integral part of these statements.

                           JOHN ADAMS LIFE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             THREE MONTHS ENDED MARCH 31, 1997 AND 1996 (UNAUDITED)


CASH FLOWS FROM OPERATING ACTIVITIES:                                        1997          1996
                                                                             ----          ----
     Net loss ..........................................................   $(104,060)   $(136,280)

     Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

       Loss from discontinued operation ................................      62,764      127,799
       Realized investment losses ......................................      22,149           --

     Changes in assets and liabilities:

       Accounts receivable .............................................       7,683      (14,846)
       Other assets ....................................................     (43,346)    (236,075)
       Accrued investment income .......................................         (70)         639
       Amortization of unearned restricted stock compensation ..........          --        9,375
       Other liabilities ...............................................    (115,611)     227,424
       Other items .....................................................      18,494           --
                                                                           ---------    ---------
       Net cash used in continuing operations ..........................    (151,997)     (21,964)

Net cash used in discontinued operation ................................     (42,764)    (357,938)
                                                                           ---------    ---------
       Net cash used in operating activities ...........................    (194,761)    (379,902)
                                                                           ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

       Sales, maturities and repayments of principal on
         investments ...................................................     543,281           --
                                                                           ---------    ---------
     Net cash provided by investing activities .........................     543,281           --
                                                                           ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from issuing notes payable ...............................          --      377,000
     Payments on notes payable .........................................    (243,429)          --
                                                                           ---------    ---------
     Net cash provided by (used in) financing activities ...............    (243,429)     377,000
                                                                           ---------    ---------

INCREASE (DECREASE) IN CASH ............................................     105,091       (2,902)
CASH AT BEGINNING OF YEAR ..............................................      26,630       16,224
                                                                           ---------    ---------
CASH AT END OF YEAR ....................................................   $ 131,721    $  13,322
                                                                           =========    =========





        The accompanying notes are an integral part of these statements.

                           JOHN ADAMS LIFE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997
                                   (UNAUDITED)


Summary of significant accounting policies

     Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal accruals) considered necessary for a fair presentation have been included. In addition, these accounting principles differ in certain material respects from the accounting practices prescribed by various insurance regulatory authorities. The results of operations for the three months ended March 31, 1997, are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1996, contained in the Company's 1996 Annual Report to Shareholders. Certain items have been reclassified to conform to the current year's presentation.

     Bonds

Bonds available for sale are carried at aggregate market value, with net unrealized holding losses charged directly to shareholders' equity. The change in net unrealized holding loss on bonds available for sale charged to shareholders' equity was $268,000 for the three months ended March 31, 1997. Realized gains and losses on the sale of bonds are recognized in operations at the date of sale and are determined using the specific cost identification method, in accordance with the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

     Income taxes

The adoption of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" did not have a material effect on the financial position or results of operations of the Company, in the first three months of 1997.

    Earnings per share

Earnings per share are computed on the basis of the weighted average number of shares outstanding during each year. The calculation of the weighted average number of shares outstanding includes the effect of stock equivalents arising from the Company's repurchase of its stock and the issuance of restricted stock. Weighted average shares outstanding totaled 2,864,700, at March 31, 1997 and 1996. The impact of stock options was not dilutive.

    Reclassifications

The 1996 financial statements have been reclassified to conform to the discontinued operations accounting adopted in 1996.

                           JOHN ADAMS LIFE CORPORATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         In January 1997, John Adams Life Corporation (the "Company") completed the sale to Unified Life Insurance Company ("Unified") of the 49,803.16 shares (99.6%) of the Common Stock (the "Shares") of John Adams Life Insurance Company of America ("JALIC") owned by the Company. As a result of the sale, the Company through its wholly-owned subsidiary, Firingline Corporation, operates as a life insurance sales agency.

Liquidity and Capital Resources

         The adjusted net proceeds from the sale of JALIC after deducting the amounts due from the Company to JALIC were approximately $2,600,000. This does not include the estimated present value of $950,000 for additional commissions from JALIC; the additional commissions represent a 35% commission to be paid by Unified to Firingline on certain JALIC life insurance policies. The maximum aggregate amount of these additional commissions, which are to be paid to Firingline as earned over the three-year period, 1997 through 1999, is $1,200,000. Firingline will also continue to be paid renewal commissions on the JALIC policies transferred to Unified. The amounts of any renewal commissions and any additional commissions are primarily dependent upon the persistency of the policies and there is no guarantee that any renewal commissions or additional commissions will be earned.

Discontinued Operations

         The sale of JALIC, the Company's discontinued operations, closed in January 1997, and the Company incurred expenses in the amount of approximately $63,000 during the first quarter of 1997 in connection with its discontinued operations.

Results of Continuing Operations

Comparison of the three month periods ended March 31, 1997 and 1996.
         The net loss in the first quarter of 1997, from the Company's continuing operations totaled $41,000 or $.01 per share compared to a net loss from continuing operations of $8,500 or $.00 per share for the comparable period of 1996.

         The net loss in the first quarter of 1997 from discontinued and continuing operations totaled $104,000 or $.04 per share compared to a net loss of $136,000 or $.05 per share for discontinued and continuing operations in the first quarter of 1996.

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

Item 2.  Changes in Securities - Not applicable.

Item 3.  Defaults Upon Senior Securities - Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders -

                  Not applicable.

Item 5.  Other Information

                  On January 22, 1997, John Adams Life Corporation (the "Company") completed the sale to Unified Life Insurance Company ("Unified") of the 49,803.16 shares of Common Stock (the "Shares") of John Adams Life Insurance Company of America ("JALIC") owned by the Company. The Shares comprise 99.6% of the issued and outstanding shares of common stock of JALIC.

                  The purchase price for the shares based on the formula set forth in the Stock Purchase Agreement dated October 24, 1996, as amended, between the Company and Unified (the "Stock Purchase Agreement") as determined by JALIC's statutory insurance accounting data was $2,970,893. This amount does not include adjustments for intercompany debts and related items, which have been paid by the Company. The net proceeds after the payment were approximately $2,600,000.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Reports on Form 8-K: On February 5, 1997, the Company filed a report on Form 8-K, dated February 5, 1997; the item reported on this form is the January 22, 1997, closing of the sale of the 49,803.16 shares (99.6%) of the outstanding and issued capital stock of John Adams Life Insurance Company of America owned by the Company to Unified Life Insurance Company.

                  (b)      Exhibits

Exhibit
Number                         Description
------                         -----------

 2.1     Agreement and Plan of Reorganization with
         Firingline Corporation (1)
 3.1     Amended and Restated Articles of Incorporation (2)
 3.2     Bylaws (8)
 3.5     Amendments to Bylaws (8)
 4.1     See Articles 3(b), 5 and 6 of Amended
         Articles of Incorporation (Exhibit 3.1) (2)
 4.2     See Article 2 and Section 8.06 of the Bylaws
         (Exhibit 3.2) (8)
 4.3     Specimen Form of Common Stock Certificate (1)
10.1     Agreement and Plan of Reorganization
         (see Exhibit 2.1) (1)
10.2  *  Supervising General Agent's Commission Agreement
         between JALIC and Ozco Insurance Services, Inc.,
         assigned to Firingline Corporation in June 1985 (1)
10.8     Shareholder Loan Restructuring Agreement (1)
10.10    Lease Agreement with Westside Associates, Ltd. (2)
10.14 *  1990 Stock Option Plan (3)
10.15 *  1990 Non-Employee Director Stock Option Plan (3)
10.16 *  1991 Employment Agreement with Benjamin A. DeMotto (4)
10.17 *  1985 Incentive Stock Option Plan (with 1991 Amendment) (5)
10.18 *  1990 Stock Option Plan (with 1991 Amendment) (5)
10.19 *  1990 Non-Employee Director Stock Option Plan (with 1991
         Amendment) (5)
10.21 *  1994 Employment Agreement with Benjamin A. DeMotto (6)
10.23    Promissory Note dated January 24, 1996, issued to Benjamin A.
         DeMotto for a loan (9)
10.24    Promissory Note dated February 9, 1996, issued to Benjamin A.
         DeMotto, for a loan (9)
10.25    Letter of intent, dated June 7, 1996, for the sale of JALIC to Unified Life Insurance Company (10)
10.26    Stock Purchase Agreement, signed October 24, 1996, by and
         between Unified Life Insurance Company and John Adams Life
         Corporation (11)
10.27 *  Amendment, signed October 22, 1996,to Supervising General
         Agents Commission Agreement (11)
10.28    Revised Life Coinsurance Treaty with Funds Withheld, effective
         July 1, 1996, between JALIC and Unified Life Insurance Company and Amendment No. 1 (12)
10.29    Addendum No. 5 to Lease Agreement with Westside Associates,
         Ltd.  (13)
16.1     Letter from Price Waterhouse LLP, dated December 21, 1994, regarding change of independent auditors (7)
21.1     List of Subsidiaries (1)

----------------------------

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

( 3) Previously filed with Registrant's Report on Form 10-Q for the quarter ending September 30, 1990. **

( 4) Previously filed with Registrant's Report on Form 10-Q for the quarter ending June 30, 1991. **

( 5) Previously filed with Registrant's Report on Form 10-K for the fiscal year ending December 31, 1991. **

( 6) Previously filed with Registrant's Report on Form 10-QSB for the quarter ending September 30, 1994. **

( 7)  Previously filed with Registrant's Report on Form 8-K filed
      December 23, 1994. **

( 8) Previously filed with Registrant's Report on Form 10-QSB for the quarter ending March 31, 1995. **

( 9) Previously filed with Registrant's Report on Form 10-KSB for the fiscal year ending December 31, 1995. **

(10)  Previously filed with Registrant's Report on Form 8-K filed June
      13, 1996.  **

(11)  Previously filed with Registrant's Report on Form 8-K filed
      November 5, 1996.  **

(12) Previously filed with Registrant's Report on Form 10-QSB for the quarter ending September 30, 1996. **

(13)  Filed herewith.

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







                                        JOHN ADAMS LIFE CORPORATION




Date:  May 12, 1997                     By:  Benjamin A. DeMotto
                                             -------------------
                                             Benjamin A. DeMotto
                                             Chairman of the Board
                                             and President







Date:  May 12, 1997                     By:  Cathy Nitta
                                             -----------
                                             Cathy Nitta
                                             Controller