Form 10QSB
period 1997-06-30
ADAMS JOHN LIFE CORP
filed 1997-08-08
CIK 773727

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                   FORM 10-QSB

                                  -------------

(Mark One)

[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

           For the transition period from ____________ to _____________

                         Commission file number 0-13969

                           JOHN ADAMS LIFE CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         California                                     95-4081667
--------------------------------             -----------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

      11845 W. Olympic Boulevard, Suite 905, Los Angeles, California 90064
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                           Issuer's telephone number:
                                 (310) 444-5252

Former Address:  Not Applicable

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x] No [ ]

         The number of shares outstanding of the issuer's common stock (no par value) as of August 5, 1997, was 2,864,700.

         Transitional Small Business Disclosure Format (check one):

Yes [ ]   No [x]
    ---      ---

                           JOHN ADAMS LIFE CORPORATION
                                   FORM 10-QSB
                                  JUNE 30, 1997


                                      INDEX

                                                              PAGE NO.
                                                              --------
PART 1.  FINANCIAL INFORMATION

         Item 1.  Financial Statements


         Consolidated Balance Sheet - June 30, 1997
         (Unaudited)                                             3

         Consolidated Statements of Operations -
         Six and three months ended June 30, 1997 and 1996
         (Unaudited)                                             4

         Consolidated Statements of Cash Flows Six months
         ended June 30, 1997 and 1996 (Unaudited)                5

         Notes to Consolidated Financial Statements
         (Unaudited)                                             6


         Item 2.   Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                                 8


PART II.  OTHER INFORMATION                                      9

                           JOHN ADAMS LIFE CORPORATION

                    CONSOLIDATED BALANCE SHEET--JUNE 30, 1997
                                   (UNAUDITED)

ASSETS

CASH AND INVESTMENTS:

CASH .......................................................        $   379,797

BONDS AVAILABLE FOR SALE AT FAIR VALUE
(AMORTIZED COST OF $1,706,755) .............................          1,594,112
                                                                    -----------
                                                                      1,973,909

COMMISSIONS RECEIVABLE .....................................            792,715

ACCOUNTS RECEIVABLE ........................................              9,412

ACCRUED INVESTMENT INCOME ..................................              1,386

OTHER CURRENT ASSETS .......................................             68,132
                                                                    -----------
    Total assets ...........................................        $ 2,845,554
                                                                    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

OTHER LIABILITIES ..........................................        $    13,658
                                                                    -----------
    Total current liabilities ..............................             13,658
                                                                    -----------

CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value--
    Authorized--5,000,000 shares; no shares
      outstanding ..........................................               --
  Common stock, no par value--
    Authorized--15,000,000 shares
    Issued and Outstanding--2,864,700 shares ...............          6,254,547

  Net unrealized loss on bonds available for sale ..........           (112,643)

  Retained earnings - deficit ..............................         (3,310,008)
                                                                    -----------
                                                                      2,831,896
                                                                    -----------
    Total liabilities and shareholders' equity .............        $ 2,845,554
                                                                    ===========


    The accompanying notes are an integral part of these statements.

                           JOHN ADAMS LIFE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

      FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 1997 AND 1996 (UNAUDITED)


                                                   Three Months Ended            Six Months Ended
                                                        June 30                       June 30
                                                ------------------------      ------------------------
                                                   1997           1996           1997           1996
                                                ---------      ---------      ---------      ---------
REVENUES:
   Commissions ............................     $ (68,200)     $ 216,900      $  51,544      $ 574,441
   Other Income ...........................        (2,526)         3,881         22,473          5,238
                                                ---------      ---------      ---------      ---------
                                                  (70,726)       220,781         74,017        579,679
EXPENSES:
   Commissions ............................          --          170,407           --          448,658
   General and Administrative .............       140,000        133,108        326,039        222,236
                                                ---------      ---------      ---------      ---------
                                                  140,000        303,515        326,039        670,894
                                                ---------      ---------      ---------      ---------
Loss from Continuing Operations ...........      (210,726)       (82,734)      (252,022)       (91,215)

Income (loss) from Discontinued Operations        (80,309)       110,849       (143,073)       (16,950)
                                                ---------      ---------      ---------      ---------
Net Income (loss) .........................     $(291,035)     $  28,115      $(395,095)     $(108,165)
                                                =========      =========      =========      =========
Per share information:
Loss from continuing operations ...........     $   (0.08)     $   (0.03)     $   (0.09)     $   (0.03)
Income (loss) from discontinued operations          (0.02)          0.04          (0.05)         (0.01)
                                                ---------      ---------      ---------      ---------
Net Income (loss) .........................     $   (0.10)     $    0.01      $   (0.14)     $   (0.04)
                                                =========      =========      =========      =========

        The accompanying notes are an integral part of these statements.

                           JOHN ADAMS LIFE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               SIX MONTHS ENDED JUNE 30, 1997 AND 1996 (UNAUDITED)


                                                                                 1997             1996
                                                                             -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss ..........................................................     $  (395,095)     $  (108,165)

     Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

       Loss from discontinued operation ................................         143,073           16,950
       Realized investment losses ......................................          63,076             --

     Changes in assets and liabilities:

       Accounts receivable .............................................         176,683           (9,530)
       Other assets ....................................................         (16,470)        (215,623)
       Accrued investment income .......................................            (120)           1,417
       Amortization of unearned restricted stock compensation ..........            --             18,750
       Other liabilities ...............................................        (145,656)         248,356
       Other items .....................................................          (3,674)            --
                                                                             -----------      -----------
       Net cash used in continuing operations ..........................        (178,183)         (47,845)

Net cash used in discontinued operation ................................        (307,572)        (316,981)
                                                                             -----------      -----------
       Net cash used in operating activities ...........................        (485,755)        (364,826)
                                                                             -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

       Sales, maturities and repayments of principal on
         investments ...................................................       1,082,351             --
                                                                             -----------      -----------
     Net cash provided by investing activities .........................       1,082,351             --
                                                                             -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from issuing notes payable ...............................            --            377,000
     Payments on notes payable .........................................        (243,429)            --
                                                                             -----------      -----------
     Net cash provided by (used in) financing activities ...............        (243,429)         377,000
                                                                             -----------      -----------

INCREASE (DECREASE) IN CASH ............................................         353,167           12,174
CASH AT BEGINNING OF YEAR ..............................................          26,630           16,224
                                                                             -----------      -----------
CASH AT END OF QUARTER .................................................     $   379,797      $    28,398
                                                                             ===========      ===========




        The accompanying notes are an integral part of these statements.

                           JOHN ADAMS LIFE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1997
                                   (UNAUDITED)


Summary of significant accounting policies

         Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal accruals) considered necessary for a fair presentation have been included. In addition, these accounting principles differ in certain material respects from the accounting practices prescribed by various insurance regulatory authorities. The results of operations for the six months ended June 30, 1997, are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1996, contained in the Company's 1996 Annual Report to Shareholders. Certain items have been reclassified to conform to the current year's presentation.

         Bonds

Bonds available for sale are carried at aggregate market value, with net unrealized holding losses charged directly to shareholders' equity. The change in net unrealized holding loss on bonds available for sale charged to shareholders' equity was $113,000 for the six months ended June 30, 1997. Realized gains and losses on the sale of bonds are recognized in operations at the date of sale and are determined using the specific cost identification method, in accordance with the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

         Income taxes

The adoption of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" did not have a material effect on the financial position or results of operations of the Company, in the first six months of 1997.

    Earnings per share

Earnings per share are computed on the basis of the weighted average number of shares outstanding during each year. The calculation of the weighted average number of shares outstanding includes the effect of stock equivalents arising from the Company's repurchase of its stock and the issuance of restricted stock. Weighted average shares outstanding totaled 2,864,700, at June 30, 1997 and 1996. The impact of stock options was not dilutive.

         Reclassifications

The 1996 financial statements have been reclassified to conform to the discontinued operations accounting adopted in 1996.

                           JOHN ADAMS LIFE CORPORATION

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

         In January 1997, John Adams Life Corporation (the "Company") completed the sale to Unified Life Insurance Company ("Unified") of the 49,803.16 shares (99.6%) of the Common Stock of John Adams Life Insurance Company of America ("JALIC") owned by the Company. As a result of the sale, the Company through its wholly-owned subsidiary, Firingline Corporation, operates as a life insurance sales agency.

Results of Operations

         DISCONTINUED OPERATIONS: The net loss from expenses related to JALIC, the Company's discontinued operations, was approximately $80,000 or $.02 per share during the second quarter of 1997, compared to a net income of $111,000 or $.04 per share from the discontinued operations for the comparable period of 1996.

         CONTINUING OPERATIONS: The net loss in the second quarter of 1997 from the Company's continuing operations totaled $211,000 or $.08 per share compared to a net loss from continuing operations of $83,000 or $.03 per share for the comparable period of 1996.

         The net loss in the second quarter of 1997 from discontinued and continuing operations totaled $291,000 or $.10 per share compared to a net income of $28,000 or $.01 per share for the Company's discontinued and continuing operations in the second quarter of 1996. For the six months, there was a net loss of $395,000 or $.14 per share in 1997, compared to a net loss of $108,000 or $.04 per share in 1996.

Liquidity and Capital Resources

         As a result of the sale of JALIC, the Company's cash and investments as of June 30, 1997, were approximately $1,974,000. In addition, as part of the sale proceeds, there will be additional commissions due from Unified; the estimated present value of these additional commissions at June 30, 1997, was approximately $793,000. The additional commissions represent a 35% commission to be paid by Unified on certain JALIC life insurance policies. The maximum aggregate amount of these additional commissions, which are to be paid to Firingline as earned over the three-year period, 1997 through 1999, is $1,200,000. Firingline will also continue to be paid renewal commissions on the JALIC policies transferred to Unified. The amounts of any renewal commissions and any additional commissions are primarily dependent upon the persistency of the policies and there is no guarantee that any renewal commissions or additional commissions will be earned.

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

Item 2.  Changes in Securities - Not applicable.

Item 3.  Defaults Upon Senior Securities - Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Company held its Annual Meeting of Shareholders on June 5, 1997.

         (b) and (c) The following directors were elected at the June 5, 1997 meeting:

         Director             *Votes:   For        Withheld
         --------                       ---        --------
         Robert E. Adams             2,278,490      189,325
         L.E. Chenault               2,278,490      189,325
         Nicholas Del Sesto          2,278,490      189,325
         Benjamin A. De Motto        2,278,490      189,325
         Alvin S. Milder             2,278,490      189,325

           *The Company had 2,864,700 shares outstanding on the record date, April 11, 1997.

         The ratification of the Board of Directors' selection of Ernst & Young as the Company's independent public accountants for the year ending December 31, 1997, was also voted on at the Annual Meeting. The votes were:

              For:       2,466,715
              Against:         500
              Abstain:         600

Item 5. Other Information - At a special meeting of the Company's Board of Directors held on July 24, 1997, during the Board's discussion regarding reduction of the Company's expenses, Benjamin A. DeMotto, the Company's President and CEO, proposed as part of the program to reduce the costs of operation that his salary be reduced by fifty percent (50%) (from $17,500 per month to $8,750 per month for the period August 1, 1997 through December 31, 1997). Mr. DeMotto also said that he would waive any bonus that may become due to him for the period July 1, 1996, through the remainder of the term of his employment agreement (June 30, 1999). The Company intends to amend the written employment agreement to give effect to the foregoing.

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







                                          JOHN ADAMS LIFE CORPORATION




Date:  August 5, 1997                           By:  Benjamin A. DeMotto
                                                     ---------------------------
                                                     Benjamin A. DeMotto
                                                     Chairman of the Board
                                                     and President







Date:  August 5, 1997                           By:  Cathy Nitta
                                                     ---------------------------
                                                     Cathy Nitta
                                                     Controller