Form 10QSB
period 1997-09-30
ADAMS JOHN LIFE CORP
filed 1997-11-06
CIK 773727

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ------------

                                   FORM 10-QSB

                                   ------------

(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                           EXCHANGE ACT

         For the transition period from _____________ to _______________

                         Commission file number 0-13969

                           JOHN ADAMS LIFE CORPORATION
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         California                               95-4081667
-------------------------------               --------------------
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

        The number of shares outstanding of the issuer's common stock (no par value) as of October 31, 1997, was 2,864,700.

        Transitional Small Business Disclosure Format (check one):

Yes        No   X
   ----        ----

                           JOHN ADAMS LIFE CORPORATION
                                   FORM 10-QSB
                               SEPTEMBER 30, 1997

                                      INDEX

                                                                       PAGE NO.

PART I.  FINANCIAL INFORMATION

        Item 1.  Financial Statements


        Consolidated Balance Sheet - September 30, 1997
        (Unaudited)                                                      3

        Consolidated Statements of Operations -
        Nine and three months ended September 30, 1997
        and 1996      (Unaudited)                                        4

        Consolidated Statements of Cash Flows -
        Nine months ended September 30, 1997 and 1996
        (Unaudited)                                                      5

        Notes to Consolidated Financial Statements
        (Unaudited)                                                      6


        Item 2.       Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations                                      8


PART II.       OTHER INFORMATION                                         9

                           JOHN ADAMS LIFE CORPORATION

                 CONSOLIDATED BALANCE SHEET--SEPTEMBER 30, 1997
                                   (UNAUDITED)

ASSETS

CASH AND INVESTMENTS:

CASH ............................................     $109,291

BONDS AVAILABLE FOR SALE AT FAIR VALUE
(AMORTIZED COST OF $2,010,274) ..................    1,937,194
                                                    ----------
                                                     2,046,485

COMMISSIONS RECEIVABLE ..........................      698,513

ACCOUNTS RECEIVABLE .............................        7,037

ACCRUED INVESTMENT INCOME .......................        1,478

OTHER CURRENT ASSETS ............................       67,572
                                                    ----------
    Total assets ................................   $2,821,085
                                                    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

OTHER LIABILITIES ...............................   $   2,498
                                                    ----------
    Total current liabilities ...................       2,498
                                                    ----------

CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value--
    Authorized--5,000,000 shares; no shares
      outstanding ...............................           --
  Common stock, no par value--
    Authorized--15,000,000 shares
    Issued and Outstanding--2,864,700 shares ....    6,254,547

  Net unrealized loss on bonds available for sale      (73,080)

  Retained earnings - deficit ...................   (3,362,880)
                                                    ----------
                                                     2,818,587
                                                    ----------
    Total liabilities and shareholders' equity ..   $2,821,085
                                                    ==========


        The accompanying notes are an integral part of these statements.

                           JOHN ADAMS LIFE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

   FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (UNAUDITED)

                                            Three Months Ended      Nine Months Ended
                                                September 30         September 30
                                           --------------------    ---------------------
                                              1997       1996         1997       1996
                                           --------    --------    --------    --------
REVENUES:
   Commissions .........................   $ 24,712   $ 288,042    $ 76,256   $ 862,483
   Other income ........................     41,372      (2,548)     63,845       2,690
                                           --------    --------    --------    --------
                                             66,084     285,494     140,101     865,173

EXPENSES:
   Commissions .........................         --     112,324          --     560,982
   General and administrative ..........    106,978      74,565     433,017     296,801
                                           --------    --------    --------    --------
                                            106,978     186,889     433,017     857,783
                                           --------    --------    --------    --------
Income (loss) from continuing operations    (40,894)     98,605    (292,916)      7,390

Loss from discontinued operations ......    (11,977)   (198,705)   (155,050)   (215,655)
                                           --------    --------    --------    --------
Net Loss ...............................   $(52,871)  $(100,100)  $(447,966)  $(208,265)
                                           ========    ========    ========    ========


Per share information:
Income (loss) from continuing operations   $  (0.01)  $    0.03    $  (0.10)   $   0.00
Loss from discontinued operations ......      (0.00)      (0.06)      (0.05)      (0.07)
                                           --------    --------    --------    --------
Net loss ...............................   $  (0.01)   $  (0.03)   $  (0.15)   $  (0.07)
                                           ========    ========    ========    ========


        The accompanying notes are an integral part of these statements.

                           JOHN ADAMS LIFE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (UNAUDITED)


CASH FLOWS FROM OPERATING ACTIVITIES:                                           1997           1996
                                                                                ----           ----
     Net loss ..........................................................    $ (447,966)    $ (208,266)

     Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

       Loss from discontinued operation ................................       155,050        215,656
       Realized investment losses ......................................        63,098             --

     Changes in assets and liabilities:

       Accounts receivable .............................................       273,260           (471)
       Other assets ....................................................       (15,910)        59,775
       Accrued investment income .......................................           212          1,390
       Amortization of unearned restricted stock compensation ..........            --         18,750
       Other liabilities ...............................................      (156,818)        25,578
       Other items .....................................................         2,161             --
                                                                            ----------     ----------
       Net cash (used in) provided by continuing operations ............      (126,913)       112,412

Net cash used in discontinued operation ................................      (343,061)      (479,097)
                                                                            ----------     ----------
       Net cash used in operating activities ...........................      (469,974)      (366,685)
                                                                            ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:

       Purchases of investments ........................................      (288,287)            --
       Sales, maturities and repayments of principal on
         investments ...................................................     1,084,351             --
                                                                            ----------     ----------
     Net cash provided by investing activities .........................       796,064             --
                                                                            ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from issuing notes payable ...............................            --        377,000
     Payments on notes payable .........................................      (243,429)            --
                                                                            ----------     ----------
     Net cash (used in) provided by financing activities ...............      (243,429)       377,000
                                                                            ----------     ----------

INCREASE IN CASH .......................................................        82,661         10,315
CASH AT BEGINNING OF YEAR ..............................................        26,630         16,224
                                                                            ----------     ----------
CASH AT END OF QUARTER .................................................     $ 109,291      $  26,539
                                                                            ==========     ==========



        The accompanying notes are an integral part of these statements.

                           JOHN ADAMS LIFE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997
                                   (UNAUDITED)


Summary of significant accounting policies

               Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal accruals) considered necessary for a fair presentation have been included. In addition, these accounting principles differ in certain material respects from the accounting practices prescribed by various insurance regulatory authorities. The results of operations for the nine months ended September 30, 1997, are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1996, contained in the Company's 1996 Annual Report to Shareholders. Certain items have been reclassified to conform to the current year's presentation.

     Bonds

Bonds available for sale are carried at aggregate market value, with net unrealized holding losses charged directly to shareholders' equity. The change in net unrealized holding loss on bonds available for sale charged to shareholders' equity was $73,000 for the nine months ended September 30, 1997. Realized gains and losses on the sale of bonds are recognized in operations at the date of sale and are determined using the specific cost identification method, in accordance with the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

     Income taxes

The adoption of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" did not have a material effect on the financial position or results of operations of the Company, in the nine months of 1997.

    Earnings per share

Earnings per share are computed on the basis of the weighted average number of shares outstanding during each year. The calculation of the weighted average number of shares outstanding includes the effect of stock equivalents arising from the Company's repurchase of its stock and the issuance of restricted stock. Weighted average shares outstanding totaled 2,864,700, at September 30, 1997 and 1996. The impact of stock options was not dilutive.

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

Liquidity and Capital Resources
        The Company's cash and investments as of September 30, 1997, were approximately $2,046,000. As part of the proceeds from the sale of JALIC, there will be additional commissions due from Unified; the estimated present value of these additional commissions at September 30, 1997, was approximately $698,000. The additional commissions represent a 35% commission to be paid by Unified on certain JALIC life insurance policies. (In the third quarter of 1997, the Company received $94,000 in additional commissions.) The maximum aggregate amount of these additional commissions, which are to be paid to Firingline as earned over the three-year period, 1997 through 1999, is $1,200,000. Firingline will also continue to be paid renewal commissions on the JALIC policies transferred to Unified. (In the third quarter the Company received $23,000 in renewal commissions.) The amounts of any renewal commissions and any additional commissions are primarily dependent upon the persistency of the policies and there is no guarantee that any renewal commissions or additional commissions will be earned.

Results of Operations
        DISCONTINUED OPERATIONS: The net loss from expenses related to JALIC, the Company's discontinued operations, was approximately $12,000 or $.00 per share during the third quarter of 1997, compared to a net loss of $199,000 or $.06 per share from the discontinued operations for the comparable period of 1996.

        CONTINUING OPERATIONS: The net loss in the third quarter of 1997 from the Company's continuing operations (as a life insurance sales agency) totaled $41,000 or $.01 per share compared to a net income from continuing operations of $99,000 or $.03 per share for the comparable period of 1996.

        The net loss in the third quarter of 1997 from discontinued and continuing operations totaled $53,000 or $.01 per share compared to a net loss of $100,000 or $.03 per share for the Company's discontinued and continuing operations in the third quarter of 1996. For the nine months, there was a net loss of $448,000 or $.15 per share in 1997, compared to a net loss of $208,000 or $.07 per share in 1996.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is not involved in any legal proceedings that in management's opinion could result in a material adverse effect on the Company's financial condition or results of operations.

Item 2.  Changes in Securities - Not applicable.

Item 3.  Defaults Upon Senior Securities - Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders - Not applicable.

Item 5. Other Information - On August 31, 1997, Nicholas Del Sesto resigned his positions as Executive Vice President of the Company, as President of Firingline Corporation and as a director of both companies. On October 8, 1997, Nicholas Del Sesto and Carolanne Del Sesto, as trustees for the 1992 Nicholas and Carolanne Del Sesto Family Trust sold 501,000 shares of the Company's common stock owned by the Trust to the Benjamin A. DeMotto and Patricia L. DeMotto Living Trust. With the acquisition of these 501,000 shares (17.5%), the interest of Mr. DeMotto, Chairman of the Board, CEO, President, and a director of the Company, increased to 2,206,000 shares (which includes options to purchase 150,000 shares that are currently exercisable). As of October 31, 1997, Mr. DeMotto's percentage of ownership of the Company, including his options, is 73.2%.

         In September 1997, the Company received the resignations of Robert E. Adams and L.E. Chenault as directors of the Company. At a special meeting of the Board of Directors held on October 30, 1997, the Board, in accordance with the Company's by-laws, filled one of the vacancies on the Board by the appointment of Christopher J. DeMotto as a director.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Reports on Form 8-K: On September 8, 1997, the Company filed a report on Form 8-K, dated September 5, 1997; the item reported on this Form 8-K was the purchase on August 27, 1997 by Benjamin A. DeMotto, as Trustee of the Benjamin A. DeMotto and Patricia L. DeMotto Living Trust of 175,000 shares (6.1%) of the common stock of John Adams Life Corporation from Patrick W. Hopper.

         (b) Exhibits - Previously filed.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







                                            JOHN ADAMS LIFE CORPORATION




Date:  October 31, 1997                            By:  Benjamin A. DeMotto
                                                        -------------------
                                                        Benjamin A. DeMotto
                                                        Chairman of the Board
                                                        and President







Date:  October 31, 1997                            By:  Cathy Nitta
                                                        -----------
                                                        Cathy Nitta
                                                        Controller
                                       10